Form 10QSB
period 1996-09-30
EVEREST SECURITY SYSTEMS CORP
filed 1996-11-20
CIK 1013978

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number 0-28490

                          GUARDIAN INTERNATIONAL, INC.
                 (Formerly Everest Security Systems Corporation,
                      formerly Everest Funding Corporation,
                     formerly Burningham Enterprises, Inc.)
             (Exact name of Registrant as specified in its charter)

               State of Nevada          58-2201633
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)


                          Guardian International, Inc.
                               3880 N. 28 Terrace
                            33020 Hollywood, Florida
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (954)926-1800
                            ------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     YES    X        NO
The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, at October 16, 1996, was 6,453,804 shares.

                                                      PART I

Item 1.           Financial Statements

GUARDIAN INTERNATIONAL, INC.

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1996


[unaudited]


GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
     SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

ASSETS

                                                    September 30, December 31,
                                                           1996         1995
                                                      (Unaudited)
CURRENT ASSETS:
     Cash                                            $  1,175,129 $     14,263
     Accounts receivable, less allowance
      for doubtful accounts of  $68,147 and $15,000       553,052      146,285
     Other current assets                                 146,274        7,943
                                                   -------------- ------------
          Total current assets                          1,874,455      168,491
                                                    ------------- ------------

PROPERTY & EQUIPMENT:
     Station equipment                                    521,401      287,055
     Furniture and office equipment                        44,636       31,859
     Leasehold improvements                               112,429      103,217
                                                   -------------- ------------
                                                          678,466      422,131

    Accumulated depreciation and amortization            (278,977)    (212,184)
                                                   -------------- ------------

                                                          399,489      209,947
                                                   -------------- ------------

CUSTOMER ACCOUNTS, net                                  4,734,810    2,075,671
INTANGIBLE ASSETS, net                                    692,210       41,165
OTHER                                                      18,043      138,492
                                                   -------------- ------------
           Total Assets                               $ 7,719,007  $ 2,633,766
                                                      ===========


                                   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable and accrued expense      $    420,093         $    185,067
    Unearned revenue                               123,705               60,880
    Current portion of debt                         45,241               44,947
                                             -------------       --------------
          Total current liabilities                589,039              290,894
                                             -------------        -------------

DEFERRED INCOME TAX LIABILITY                       63,000                    -

LONG TERM DEBT:

    Equipment installment notes payable                 144,044        61,970
    Notes and loans payable to shareholders                   -       198,887
    Note payable to financial institution             4,598,669     1,895,299
                                                    -----------   -----------
          Total long term debt                        4,742,713     2,156,156
                                                    -----------

SHAREHOLDERS' EQUITY:
     Common stock, 100,000,000 shares
        authorized, $.001 par value,
        6,453,808 shares issued
        outstanding                                        6,454         3,227
Additional paid-in capital                             3,611,398     1,060,903

     Accumulated deficit                             (1,092,037)   (  877,414)

     Stock subscriptions receivable                    (201,358)            -
     Treasury stock, at  cost                              (202)           -
                                                    -----------  -----------

                                                      2,324,255       186,716
                                                    -----------   -----------
     Total Liabilities and Shareholders' Equity     $ 7,719,007   $ 2,633,766
                                                    ===========   ===========

See notes to consolidated financial statements.


GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


                                            Three Months Ended           Nine Months Ended

                                                  September 30,          September 30,

                                               1996            1995          1996         1995
                                               ----            ----          ----         ----

REVENUES:

    Monitoring                              $ 679,304        $269,980    $1,894,290    $  659,307
    Installation                              203,391           7,858       382,246       121,589
    Other                                      42,208             687        68,083         6,809
                                           ----------                   -----------   -----------
                                              924,903         278,525     2,344,619       787,705
                                            ---------        --------    ----------   -----------

OPERATING EXPENSES:
    Monitoring - primarily salaries            92,441          50,214       270,552       154,058
    Installation                              125,362          14,604       182,185       127,667
    General and administrative                449,963         158,808     1,093,319       459,921
                                            ---------                                 -----------
                                              667,766         223,626     1,546,056       741,646
                                             --------        --------     ---------   -----------

    Operating income before interest,
       amortization and depreciation          257,137          54,899       798,563        46,059

INTEREST EXPENSE, AMORTIZATION
  AND DEPRECIATION:
     Interest expense                         151,631          36,811       400,051        83,147
     Amortization of customer contracts       184,889          36,555       438,998        84,978
     Depreciation and amortization             30,114          23,693       111,137        71,079
                                            ---------                                 -----------
                                              366,634          97,059       950,186       239,204
                                             --------       ---------      --------   -----------


         Net loss before income taxes         (109,497)       (42,160)     (151,623)     (193,145)


PROVISION FOR  INCOME TAXES
   upon change in tax status                   63.000               -        63,000             -
                                            ---------                    ----------


         Net loss                           $(172,497)       $(42,160)     $(214,623)  $ (193,145)
                                            =========        ========      =========   ==========



   Loss per share                             $      (.03)       $   (.01) $   (.03)        (.03)
                                              ===========        ========   ==========   ==========

  Weighted average number of common
     shares outstanding                          6,453,804       6,453,804  6,453,804     6,453,804
                                                 =========       =========  =========     =========


See notes to consolidated financial statements.

GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                     Common Stock              Additional         Accumulated
                     Shares           Amount   Paid in Capital    Deficit

Balance,
December 31, 1995    3,226,902        3,227     1,060,903         $(877,414)

Issuance of stock
in connection with
Everest acquisition  3,226,902        3,227     4,218,333              -

Distribution to
Shareholder          -                -        (1,667,838)             -

Net loss for period  -                -           216,874              -

Balance, September   _________        ______    ___________       ____________
30, 1996             6,453,804        $6,454   $3,611,398         $(1,092,037)
                     ---------        ------    ----------        ------------


----------------------------------------------------------------------------
----------------------------------------------------------------------------



GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996,
 CONTINUED


                           Stock            Treasury
                           Subscription     Stock             Total
                           Receivable
Balance,
December 31, 1995          $ -              $-                 $186,716

Issuance of stock
in connection with
Everest acquisition        (201,358)        (202)              4,020,000

Distribution to
Shareholder                -                -                 (1,667,838)

Net loss for period        -                -                    214,623

Balance, September         _________        _________        ___________
30, 1996                   (201,358)        $(202)            $2,324,255

See Notes to consolidated financial statements.

GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

CASH FLOW FROM OPERATING ACTIVITIES:                        1996         1995

Net loss                                                $ (214,623)  $(193,145)
Adjustments to reconcile net loss to net cash used in
  operating activities:
         Depreciation and amortization                     111,137      71,079
         Amortization of customer accounts                 438,998      84,978
         Provision for doubtful accounts                    24,047       9,140
Changes in assets and liabilities:
         Accounts receivable                              (233,778)    (28,341)
         Other Assets                                      (16,637)     17,034
         Accounts payable and accrued liabilities           (6,319)    (36,630)
         Acquisition contracts payable                     (33,765)    (53,058)
         Unearned revenue                                   62,825     107,414
         Deferred income tax liability                      63,000           ---
                                                            ------           ---
           Net cash provided by (used in)
            operating activities 194,885                   (21,529)
                                                           -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                  (179,402)    (25,226)
Acquisition of customer accounts                        (2,846,742)   (896,109)
Advances from Everest                                   3, 115,619        ----
Cash acquired in acquisition                                37,711        ----
                                                         ---------        ----
         Net cash provided by (used in)
          investing activities  127,186                   (921,335)
                                                          --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of long-term debt                          (1,274,129)   (936,124)
Net proceeds from line of credit                         3,979,649   1,958,652
Payment of shareholder loans                              (198,887)      ----
Distribution to shareholder                             (1,667,838)      ----
                                                        -----------      ----
         Net cash provided by
          financing activities                             838,795   1,022,528
                                                       ------------     --------
         Increase in cash                                1,160,866      79,664

CASH, BEGINNING OF PERIOD                                   14,263      14,011
                                                       ------------     --------

CASH, END OF PERIOD                                     $1,175,129      93,675

NONCASH INVESTING AND FINANCING ACTIVITY:
Financed acquisition of property                        $   58,250      14,362
                                                      ------------    ----------
Fair value of Everest net assets acquired:
         Subscriber accounts acquired                  $   251,395       ----
         Goodwill                                      $   579,509       ----
         Other assets                                  $   131,385       ----
         Purchase price of assumed liabilities         $  (924,578)      ----

SUPPLEMENTAL DISCLOSURES:
Interest paid                                         $    345,957     356,776
                                                         ----------     --------

See Notes to consolidated financial statements. .

GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


1.    BUSINESS COMBINATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis  of Presentation

                  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 1996, and the results of operations and the cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

         Business Combination

         On August 28, 1996, Everest Security Systems Corporation ("Everest", or "the predecessor company") acquired all of the outstanding common stock of Guardian International, Inc. ("Guardian"), a non-public company, by issuing 3,226,902 shares of Everest. In addition, $1,750,000 was paid to the principal shareholder of Guardian as consideration for consummating the transaction (including repayments of shareholder loans of $82,162). Guardian was merged into Everest, and the name of the surviving entity was changed from Everest to Guardian (" the Company"). The transaction has been accounted for under the purchase method as a reverse acquisition with Guardian being deemed the acquirer.

         In connection with the acquisition, the Company will issue 484,035 shares of non-voting class B common stock to a financial institution as consideration for their consent to the merger and to amend certain covenants of the loan agreement. These shares will be valued at $217,358.

         The historical financial statements are those of Guardian. The results of operations reflect the operations of Guardian prior to the merger, and thereafter Guardian's consolidated results of operations with Specialty Device Installers, Inc. ("SDI"), a wholly-owned subsidiary acquired from the predecessor company. The balance sheet at December 31, 1995 is Guardian's; the consolidated balance sheet at September 30, 1996 includes the accounts of the surviving entity and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

         Unaudited proforma information giving effect to the acquisition as if it had occurred at the beginning of the periods reflected below is as follows:


                           Three months ended         Nine months ended
                              September 30,              September 30,

                             1996            1995         1996            1995
                             ----            ----         ------          ----

Revenues, net            $1,143,000    $  584,000    $3,212,000     $1,703,000
Net loss before income
   tax provision         $ (200,000)   $ (130,000)   $ (478,000)    $ (457,000)
Income tax provision     $  (63,000)   $  (22,000)   $  (63,000)    $  (22,000)
Net loss                 $ (263,000)   $ (152,000)   $ (541,000)    $ (479,000)
Loss per share           $     (.04)   $     (.02)   $     (.08)    $     (.07)
Weighted average number
   of shares outstanding  6,453,804     6,453,804     6,453,804      6,453,804

         Description of Business

         The Company operates a central monitoring alarm station and sells and installs alarm systems for residential and commercial customers in Florida
     .

         Cash and Cash Equivalents

         All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are considered cash equivalents.

         Customer Accounts and Intangible Assets

         Customer accounts purchased from alarm dealers and intangible assets are reflected at cost. Substantially all costs associated with purchasing an alarm account are capitalized and included in the "customer accounts" in the accompanying balance sheet. Costs related to marketing and installation of systems for internally generated customer accounts are expensed as incurred. Customer accounts are amortized on a straight-line basis over a 10 year period. It is the Company's policy to perform monthly evaluations of acquired customer account attrition and, if necessary, adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts. Because expected cash flows have exceeded the unamortized cost of customer accounts the Company has not recorded an impairment loss.

         Intangible assets are recorded at cost and amortized over their estimated useful lives. The carrying value of intangible assets is periodically reviewed and impairments are recognized when expected operating cash flows derived from such intangibles is less than their carrying value.

         Property and Equipment

         Property and equipment are stated at cost and are depreciated using accelerated methods over their estimated useful lives.

         Revenues

         Revenues are recognized when installation of security alarm systems has been performed and when monitoring services are provided. Customers are billed for monitoring services on a monthly, quarterly or annual basis in advance of the period in which such services are provided. Deferred revenues result from billings in advance of performance of monitoring.
     Costs of providing installations, including inventory, are charged to income in the period when the installation occurs. Losses on contracts for which future costs are anticipated to exceed revenues are recognized in the period such losses are identified. Contracts for monitoring services are generally for an initial non-cancelable term of five years with automatic renewal on an annual basis thereafter unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

         Income taxes

         Everest, the predecessor company, is a C Corporation subject to income taxes at the corporate level. Prior to the merger, Guardian was an S Corporation and subject to tax at the shareholder level. As a result of the merger on August 28, 1996, Guardian's S Corporation status was terminated and any future earnings will be subject to income taxes at the corporate level.

         As result of the change in tax status, the Company has established deferred tax assets and liabilities for temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from large number of customers, including both residential and commercial. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for potential credit losses.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   PURCHASED CUSTOMER ACCOUNTS

     The following is an analysis of the changes in acquired customer accounts for the nine months ended September 30, 1996:

         Balance, December 31, 1995                           $ 2,075,671
           Purchase of customer accounts                        3,098,137
                                                                5,173,808
           Amortization and write-off of customer
              accounts                                           (438,998)
                                                               -----------
         Balance, September 30, 1996                           $4,734,810
                                                                ==========

     In conjunction with certain purchases of customer accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. At September 30, 1996, the amounts withheld in connection with the acquisition of customer accounts aggregated $68,719, and are included in accounts payable in the accompanying consolidated balance sheet.


3.   INTANGIBLE ASSETS

     Intangible assets consist of the following at September 30, 1996:


                                             Estimated
                                              Lives                   Amount
Excess of acquisition cost over
   the net assets acquired                    10 years             $   579,509

Covenant not to compete, organization costs
    and other                                  Various                 193,455
                                                                       772,964

     Less accumulated amortization                                    ( 80,754)
                                                                     -----------
                                                                    $  692,210



4.    NOTES  PAYABLE TO FINANCIAL INSTITUTION

     The Company has a $7 million line of credit with a financial institution for the purpose of borrowing funds to acquire customer alarm accounts. Borrowings under the agreement ($4,598,669 at September 30, 1996) bear interest at 3% above prime. The loan is collateralized by the Company's assets and matures on November 30, 1999. The principal shareholders of the Company have personally guaranteed $700,000 of the loan and pledged their stock as collateral. The agreement contains certain conditions including, but not limited to, restrictions related to indebtedness, net worth and distribution payments to shareholders other than $1,750,000 which was paid to a shareholder in connection with the acquisition as described in Note 1.

5.   RELATED PARTY TRANSACTIONS

     Leased Facilities

     The Company leases its monitoring facilities from an affiliate which is owned by the principal shareholders of the Company at an annual rental of approximately $51,000 (plus annual increases not to exceed 3%) through December 31, 1999 with an option to renew for an additional 5 years under the same terms.

6.   INCOME TAXES

     The conversion of Guardian from an S Corporation to C Corporation resulted in recognition of a net deferred tax liability. The components of deferred tax assets and liabilities at September 30, 1996 are as follows:

           Deferred Tax Assets -
                Net operating loss carryforwards             $ 48,500
                Allowance for doubtful accounts                22,500
                      Total deferred tax assets                71,000
           Deferred Tax Liabilities -
                Difference in amortization of customer
                  contracts                                   120,200
                Other                                          13,800
                                                             --------
                      Total deferred tax liabilities          134,000
                                                              -------
                       Net deferred tax liability             $63,000

     At September 30, 1996, the Company has net operating loss carryfowards for federal income tax purposes of approximately $143,000 which expire in 2010. These net operating loss carryforwards will be subject to significant annual limitations on utilization in future years as a result of the merger and related change in ownership control of the company.

8.   PRO FORMA DATA

   Pro Forma Income Tax Provision (Credit)  -
         Pro forma net losses do not include a pro forma income tax provision or benefit for periods prior to the acquisition, as the Company has had net losses since its inception. The income tax provision in the pro forma data represents the estimated deferred income tax liability had the Company terminated its S Corporation status at the end of the period presented.

   Pro Forma Net Loss Per Share -
         Pro forma net loss per share is computed by dividing the pro forma net loss by the pro forma number of shares of common stock outstanding during the periods.

   Pro Forma Shares Outstanding -
         Pro forma shares outstanding represent the number of shares of common stock outstanding after giving retroactive effect to the 3,226,902 shares issued in connection with the merger. Accordingly the calculation of the pro forma weighted average number of shares of common stock outstanding would be 6,453,804 shares for the nine months ended September 30, 1996 and 1995, respectively.

9.   STOCKHOLDERS' EQUITY

     (a) Common Stock

     The Company has authorized the issuance of up to 100,000,000 shares of common stock with a par value of $.001. At September 30, 1996, there were 6,453,804 shares of common stock issued and outstanding. Treasury stock is shown at cost, and as of September 30, 1996, consisted of 10,078 shares.

     (b)  Stock Subscription Notes Receivable

      In December 1995, the Company issued 285,000 shares of common stock at $2 per share ($570,000 in the aggregate). The proceeds from the sale of the common stock were evidenced by an 8% stock subscription note receivable due in January 1996 and collateralized by the common stock. As of September 30, 1996, there remains an outstanding balance of $201,358 ($179,760 of principal and $21,598 of interest) under the notes receivable. The $201,358 has been reflected as "stock subscriptions receivable" and a reduction of stockholder's equity in the accompanying consolidated balance sheet. Management is in the process of attempting to collect the outstanding amounts or have the applicable common shares returned.

10.  STOCK OPTION PLAN

     The Company has issued stock options to various key employees to purchase 100,000 and 10,000 shares of common stock at $2 and $3 per share, respectively. The Company also issued options to purchase 74,720 shares at $2 per share to an investment banker. All options expire on December 31, 2000. As of September 30, 1996, none of these options had been exercised.

     In October,  1995, the Financial Accounting Standards Board issued SFAS No.
123. "Accounting for Stock Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from nonemployees. The Company plans to adopt SFAS No. 123 for its stock-based employee compensation plans in fiscal 1997 through pro forma disclosure only.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Information

                  The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10QSB quarterly report are forward-looking statements which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements or elsewhere herein.

Overview

                  The services offered by the Guardian Companies (Guardian Monitoring, Gibraltar Security, and Specialty Device Installers) include the design, sales/lease, installation and maintenance of security and fire systems, and the ongoing monitoring and service of these systems. Over seventy five percent (75%) of all the systems the company services generate some sort of Monthly Recurring Revenue ("MRR").

                  A majority of the Company's revenues are derived from recurring payments for the monitoring and maintenance of security systems. The Company also generates revenue from billable service charges and revenues from the sale and installation of security systems, add on and upgrades. The installation work is done mostly through the Company's wholly owned subsidiary Specialty Device Installers, Inc. ("SDI"). Revenue is provided from monitoring contracts with initial terms ranging from one to five years. Payment for monitoring services is typically required in advance, and monitoring revenue is recognized as the service is provided. Installation, add on and upgrade revenue is recognized when the required work is completed. All direct installation costs, which include materials, labor and installation overhead, and selling and marketing costs are expensed in the period incurred.

                  The heart of Guardian's operation is its state of the art Central Monitoring Station. The monitoring facility is one of the most advanced and well equipped facilities of its kind in the United States. The Company has recently upgraded the system software which has made the facility even faster and more efficient. The Guardian monitoring station currently monitors 24,500 subscribers, and with a minimal capital expenditure can be expanded to monitor up to 200,000 subscribers. This well designed and efficient monitoring facility is the foundation for future growth of MRR. With the efficiency of the Central Monitoring Station, alarm monitoring services generate a significantly higher gross margin than do the other services provided by the Company. While sales and installation services contribute to the Company's gross profits, the total expenses associated with alarm system installations (including not only the direct costs of providing such services but also the expenses associated with sales and marketing of alarm systems) also exceed the revenues generated by such services. The Company's strategy, however, is to invest in system sales and installation because the Company believes that such services and products contribute to the generation and retention of alarm monitoring subscribers.


Plan of Operation

                  The Company's strategy for growth has been through the acquisition of other security companies and security monitoring contracts, and internal growth with aggressive marketing and superior customer service. The security industry is experiencing dramatic growth and increased consolidation among smaller, fragmented "mom and pop" type companies. Guardian's strategy is to identify these consolidation opportunities and creating efficient economies of scale through technical and managerial efficiency. From 1994 to 1996, the Company made twelve security alarm business account portfolio acquisitions including All American Security and Gibraltar Alarm Systems. The Company has successfully incorporated these businesses and molded these accounts into its operation and created economies of scale and improved margins. Guardian's strategy of growth has increased the Company's current and future MRR.

                  The Company can continue to purchase additional accounts through internally generated cash flow. However, to implement its growth strategy the Company is currently undertaking expansion of its credit facilities as well as contemplating equity funding.

                  During the first quarter of 1996 Guardian completed hardware and software upgrades to its security monitoring system. These improvements included the addition of increased memory on the Data General/Avion machines, enhancements to the Company system in a more client/server aspect (as opposed to text terminals), and additional automation enhancements that will increase efficiency while reducing cost. Guardian is currently operating under the MAS 5.50.11 version for its automation, service, and billing system.

Results of Operations

                  Subscriber Attrition. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of decreased MRR resulting from canceled subscriber accounts net of sales of certain services to existing subscribers, and can also be measured in terms of canceled subscriber accounts. Guardian has developed an in-house system for identifying and decreasing account attrition. The Program has been dubbed the "No-Tolerance Attrition Policy."

Guardian has developed specific procedures for identifying possible account attrition at various stages and preventing lost accounts or replacing lost accounts in a fast manner. This program is a critical part of Guardian's business strategy to increase and maintain MRR.

The No-Tolerance Attrition Policy includes the following:

a)                Identification of possible lost accounts via daily test.
b)                False alarm fines tracking and cause identification
c)                Early, account delinquent procedures
d)                Superb Customer Service
e)                Control Lockout
f)                Early identification of new tenants/residences in Guardian alarmed homes




 Year         Gross           Net Attrition            Non-Tolerance
            Attrition         (after saves)          Program Results*
1993              7.2%                 6.7%                        .05%
1994              7.9%                 7.2%                        .07%
1995             10.1%                 7.5%                        2.6%


          * This is the difference as a result of Guardian's
                    NO-Tolerance Attrition Program


The following table sets forth, for the Periods indicated, the percentage of net sales of certain items in the Company's consolidated statements of operations and other data, and the percentage change in each item from the prior period.

              Percentage of    Percentage of    Nine Months     Percentage of    Three Months
               To              Total Revenues   Ended Sept 30,  Total Revenues   Ended Sept 30,
              Total Revenues   Nine Months      1996 as         Three Months     1996
              Nine Months      Ended Sept.      compared to     Ended Sept.      Compared to
              Ended Sept.      30, 1995         Nine Months     30, 1996         three Months
              30, 1996                          Ended Sept.                      Ended Sept.
                                                   30, 1995                         30, 1995


Revenues:

  Monitoring          80.8%        83.7%          187%            73.4%            152%
  Installation        16.3%        15.4%          214%            22.0%           2488%
  Other               2.9%          0.9%          900%             4.6%           6035%
Total Revenues        100%          100%          198%             100%            232%
Cost of Revenue
  Monitoring          11.5%        19.6%           76%             9.9%             84%
  Installation         7.8%        16.2%           43%            13.6%            758%
  S.G&A               46.6%        58.4%          138%            48.6%            183%
Total Cost of         65.9%        94.2%          108%            72.1%            199%
Revenues
Gross Profit          34.1%         5.8%         1634%            27.9%            368%
Interest Expense      17.1%        10.6%          381%            16.4%            312%
Amortization of       18.7%        10.8%          417%            20.0%            406%
contracts
Depreciation &        4.7%          9.0%           56%             3.3%             27%
Amortization
Profit (Loss)         (6.5%)      (24.6%)          21%           (11.8%)          (160%)
before Income
Tax
Provisions for        (2.7%)          -           -              ( 6.8%)            -
Taxes
Net Profit (Loss)     (9.2%)       (24.6%)        (11%)          (18.6%)          (309%)

----------------    ---------    ----------    ----------       ---------       ----------


Nine Months Ended September 30, 1996 Compared to
Nine Months Ended September 39, 1995

Revenues. Revenues for the nine months ended September 30, 1996 increased by $1,556,914, or 198%, to $2,344,619 from $787,705 for the comparable period in
1995. Monitoring revenues increased by $1,234,983, or 187%, primarily because of a net increase in the number of subscribers to the Company's alarm services resulting from acquisitions. Installation revenues increase by $260,657, or 214% mainly because of the acquisition of Specialty Device Installers, Inc.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 1996 increased by $633,399, or 137%, compared to the comparable period in 1995, and decreased as a percentage of revenues from 58.4% to 46.6%. Monitoring expenses include telephone, labor, rent and depreciation expenses associated with monitoring of subscriber accounts, as well as billing and collection expenses. Monitoring expenses increased by $116,494 or 76%, primarily because of addition of new employees to handle the additional monitoring acquired through acquisitions. Installation expenses increased by $54,518, or 43%, primarily as a result of the additional installation revenue generated by the acquisition of Specialty Device Installers during the nine months ending September 30, 1996.

Gross Profit. Gross profit for the nine months ended September 30, 1996 increased by $752,504, or 1,634% to $798,563 from $46,059 in the comparable period in 1995. Gross profit as a percentage of revenues increased to 34.1% from 5.8%. The increase in gross profit percentage is primarily a result of large increase in revenue without the corresponding increase in operating cost associated with economies of scale. The primary component of the increase in gross profit was an increase of gross monitoring profit from the comparable period in 1995. Monitoring gross profit was greater than in the comparable period in 1995, principally as a result of increased efficiencies associated with a larger subscriber account base.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1996 increased by $633,399, or 138%. As a percentage of total revenues, general and administrative expenses decreased to 46.6% from 58.4%. The Company expects that the aggregate amount of general and administrative expenses will increase in the future as the Company's subscriber base continues to grow but will decrease as a percentage of total revenue.

Amortization of Subscriber Accounts and Goodwill. Amortization expense for the nine months ended September 30, 1996 increased by $354,020, or 417%, above the comparable period in 1995, as a result of the acquisition of Specialty Device Installers and by the acquisition of additional subscriber accounts.

Interest Expense. Interest expense, including amortization of debt issuance costs, increased approximately $316,904, or 381%, for the nine months ended September 30, 1996, compared to same period 1995. The expense increase primarily as a result of higher outstanding principal balances during fiscal 1996 created by the increase in acquisitions done by the Company.

Operating Loss After Tax. Operating loss after tax for the nine months ended September 30, 1996 was $(214,623), compared to an operating loss of $(193,145) in the comparable period in 1995.

Liquidity and Capital Resources

General.          The Company has financed its operations and acquisitions from a combination of borrowing, sales of stock and internally generated funds. The Company's principal uses of cash are acquisitions of subscriber accounts, interest and principal payments on long-term debt and capital expenditures. Future acquisitions of subscriber accounts will likely require additional financing.

For the nine months ended September 30, 1996, the Company's net cash provided by operating activities was $194,885, compared to $(21,529) net cash used in operating activities for the comparable period in 1995.

For the nine months ended September 30, 1996, the Company's net cash provided by investing activities was $127,186, compared to $(921,335) net cash used in investing activities during the same period in 1995, primarily as a result of the funds advanced by Everest Security Systems Corporation in the form of equity investment.

For the nine months ended September 30, 1996, the Company's net cash provided by financing activities was $838,795, compared to $1,022,528 in the comparable period in 1995. Financing activities were primarily associated with the retirement of long-term debt in fiscal 1996, and repayment of shareholder's loans.

Heller Financial.          Revolving Credit Facility.  On November 16, 1994 ,
the Company entered into an agreement with Heller Financial, Inc. ("Heller') that established the Revolving Credit Facility. The Revolving Credit Facility matures in November 30, 1999, subject to earlier termination. The Company had $4,598,669 million and $1,028,634 million outstanding at September 30, 1996 and September 30, 1995, respectively, under the credit facility.

Availability under the Revolving Credit Facility is a function of a series of factors including, the amount of unbilled revenue of Guardian's account portfolio and the multiple of Monthly Recurring Income for which Guardian is borrowing. At September 30, 1996, and September 30, 1995, the most restrictive of these availability tests resulted in total remaining availability of approximately $2,401,331 million and $5,971,366 million, respectively.

Under the Revolving Credit Facility, the applicable interest rate is the prime interest rate plus 3%. The Company has paid Heller a initial funding fee of $25,000 for the initial $2,500,000 of borrowing, and continues to pay Heller a transaction fee of 1% of the amount it is borrowing at the time of funding. As a result of exchanging the Capital Appreciation rights of Heller for Common Class B shares, the Company is no longer responsible for any additional Capital Appreciation Rights .

The Revolving Credit Facility  contains  customary  covenants  including,  among others, restrictions on the incurrence of debt, encumbrances on or sates of assets, mergers and acquisitions, dividends and transactions with affiliates. Financial covenants include the maintenance of (i) a minimum EBITDA; (ii) a minimum ratio of EBITDA less capital expenditures to senior interest; (iii) a minimum ratio of EBITDA less capital expenditures to fixed charges; (iv) a maximum annual rate of MRR attrition; and (v) maximum annual capital expenditures. The Revolving Credit Facility provides that a "change of control" (as defined therein) constitutes an event of default.

The Revolving Credit Facility contain certain restrictions on transfers of funds such as loans and advances to the Company from its subsidiaries, but not on cash dividends to the Company by its subsidiaries. The Company believes that such restrictions have not had and will not have a significant impact on the Company's ability to meet its cash obligations.

Capital Expenditures. The Company anticipates making additional capital expenditures in the remainder of fiscal 1996 of approximately $10,000 to upgrade its telecommunications capabilities and for routine replacement and upgrading of other capital items. In addition, the Company anticipates making additional capital expenditures of approximately $5,000 for facility improvements in the remainder of fiscal 1996. The Company has no other material commitments for capital expenditures. the Company does not foresee the need for any significant investment in new technology in the near future and believes that no new technology expenditures are currently required in order to sustain market share.


                                                      PART II

Item 1.           Legal Proceedings.

Neither  the  Registrant  nor  its  subsidiaries   were  subject  to  any  legal
proceedings during the reporting period.

Item 2.           Change in Securities.

                           None

Item 3.           Defaults Upon Senior Securities.

                           Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  On, November 14, 1996 the Registrant filed an Information Statement with the Securities and Exchange Commission whereby notice was given that Richard Ginsburg, Harold Ginsburg, Sheilah Ginsburg and Rhonda Ginsburg (the "Ginsburgs"), as holders and/or controllers of approximately 62% of the issued and outstanding Common Stock (4,065,557 shares), par value $0.001 per share (the "Common Stock"), of Guardian International, Inc. (the "Company"), shall, on or about December 5, 1996, approve and adopt the following proposals (the "Proposals") by written consent in lieu of a meeting:

1. An amendment to the Company's Certificate of Incorporation to change the name of the Company to Guardian International, Inc.

2. An amendment to the Company's Amended Certificate of Incorporation to (a) authorize two new classes of common stock of the Company designated as Class A Voting Common Stock
                  ("Class A Common Stock") and Class B Nonvoting Common Stock ("Class B Common Stock") and (b) establish the relative rights, powers and limitations of the Class A and Class B Common Stock.

                  The Proposals were approved and adopted by the Board of Directors of the Company. The record date for the determination of stockholders of the Company entitled to receive this Notice of Action by Written Consent and the Accompanying Information Statement and the determination of the number of shares of common stock necessary to approve the Proposals has been fixed as of the close of business on September 10, 1996 (the "Record Date").

                  As provided in the Company's Certificate of Incorporation, each share of common stock entitles its holder to one vote on any matter that properly comes before the stockholders of the Company and requires a vote of the stockholders. The affirmative vote or written consent of the holders of a majority of the outstanding shares of common stock is necessary to approve the Proposals. The Ginsburgs collectively own and/or control approximately 62% of the issued and outstanding common stock as of the Record Date. The Ginsburgs delivered a written consent approving and adopting the Proposals. No other class of voting security of the Company is issued or outstanding. Pursuant to Section
78.320 of the Nevada General Corporation Law, the shareholders of Registrant were provided with notice of the approval of the Proposals by written consent of the holders of a majority of the Company's common stock. Pursuant to the Securities Exchange Act of 1934, as amended, along with the Notice, the shareholders were furnished with an Information Statement relating to the Proposals.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

(A)               Exhibits.

                  19.  Information Statement/Notice of Action by Written Consent

(B)               Reports on Form 8-K.

Reports on Form 8-K were filed September 12, 1996 and November 13, 1996.

The following items were reported:

Changes in Control of Registrant

                  On August 28, 1996, in connection with a merger of Guardian International, Inc. ("Guardian") with and into Everest Security Systems Corporation (the" Registrant"), three million two hundred twenty six thousand nine hundred two (3,226,902) shares of common stock, par value $0.001, were issued to the former shareholders of Guardian pursuant to Regulation D and
Section 4(2) of the Securities Act of 1933, as amended. Prior to the merger, the Registrant had three million two hundred twenty six thousand nine hundred two (3,226,902) shares of common stock outstanding and upon completion of the merger has six million four hundred fifty three thousand eight hundred four (6,453,804) shares of common stock outstanding.

                  On August 28, 1996, resignations were tendered by the directors and officers of Everest to Guardian and designees of Guardian were elected to the Board of Directors and as Officers of the Registrant in accordance with the terms and conditions of the Merger Agreement.

Acquisition or Disposition of Assets

                  On August 28,  1996,  the  Registrant  entered into a Plan and
Agreement  of  Merger  with  Guardian   International,   Inc.  ("Guardian"),   a
corporation organized and existing under the laws of the State of Florida whereby the Registrant would be the Surviving Corporation.

Changes in Registrant's Certifying Accountant

                  On August 28, 1996 Semple & Cooper, P.L.C. was dismissed as independent auditors. The Board of Directors has approved McKean, Paul, Chryey, Floetcher & Co. as independent auditors for the year ended December 31, 1996 at the Board of Directors meeting on August 29, 1996.


Financial Statements Filed Pursuant to Form 8-K:

                  Audited financial statements for the year ended December 31, 1994, and the years ended December 31, 1995 and 1994 and unaudited proforma financial statements for the eight month period ended August 31, 1996 were filed.



                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this _____ day of November, 1996.

                          GUARDIAN INTERNATIONAL, INC.
                              (the "Registrant")




                     By:__(signature of Richard Ginsburg appears here)_________
                             RICHARD GINSBURG, PRESIDENT

                                  EXHIBIT (19)
                      Reports Furnished to Security Holders

                              INFORMATION STATEMENT

                          GUARDIAN INTERNATIONAL, INC.
                             3880 North 28th Terrace
                          Hollywood, Florida 33020-1118
-------------------------------------------------------------------------------
                       NOTICE OF ACTION BY WRITTEN CONSENT
-------------------------------------------------------------------------------
To the Stockholders of Guardian International, Inc.:

                  Notice is hereby given that Richard Ginsburg, Harold Ginsburg, Sheilah Ginsburg and Rhonda Ginsburg (the "Ginsburgs"), as holders and/or controllers of approximately 62% of the issued and outstanding Common Stock, par value $0.001 per share (the "Common Stock"), of Guardian International, Inc. (the "Company"), shall, on or about December 5, 1996, approve and adopt the following proposals (the "Proposals") by written consent in lieu of a meeting:

1. An amendment to the Company's Certificate of Incorporation to change the name of the Company to Guardian International, Inc.

2. An amendment to the Company's Amended Certificate of Incorporation to (a) authorize two new classes of common stock of the Company designated as Class A Voting Common Stock
                  ("Class A Common Stock") and Class B Nonvoting Common Stock ("Class B Common Stock") and (b) establish the relative rights, powers and limitations of the Class A and Class B Common Stock.

                  The Proposals have been approved and adopted by the Board of Directors of the Company. The record date for the determination of stockholders of the Company entitled to receive this Notice of Action by Written Consent and the Accompanying Information Statement and the determination of the number of shares of common stock necessary to approve the Proposals has been fixed as of the close of business on September 10, 1996 (the "Record Date").

                  As provided in the Company's Certificate of Incorporation, each share of common stock entitles its holder to one vote on any matter that properly comes before the stockholders of the Company and requires a vote of the stockholders. The affirmative vote or written consent of the holders of a majority of the outstanding shares of common stock is necessary to approve the Proposals. As discussed herein, the Ginsburgs collectively own and/or control approximately 62% of the issued and outstanding common stock as of the Record Date. The Ginsburgs will deliver a written consent that will approve and adopt the Proposals. No other class of voting security of the Company is issued or outstanding. Pursuant to Section 78.320 of the Nevada General Corporation Law, you are being provided with notice of the approval of the Proposals by written consent of the holders of a majority of the Company's common stock. Pursuant to the Securities Exchange Act of 1934, as amended, along with this Notice, you are being furnished with an Information Statement relating to the Proposals.

 NO STOCKHOLDERS' MEETING WILL BE HELD TO VOTE ON OR DISCUSS THE
PROPOSALS.  ACCORDINGLY, WE ARE NOT ASKING YOU FOR A PROXY AND
YOU ARE REQUIRED NOT TO SEND US A PROXY.


                                    By Order of the Board of
Directors,
November 14, 1996                  (signature og Sheilah Ginsburg appears here)


                                    Sheilah Ginsburg, Secretary

                          GUARDIAN INTERNATIONAL, INC.

                             3880 NORTH 28TH TERRACE
                          HOLLYWOOD, FLORIDA 33020-1118

        ----------------------------------------------------------------
                              INFORMATION STATEMENT
        ----------------------------------------------------------------

                        WE ARE NOT ASKING YOU FOR A PROXY
                  AND YOU ARE REQUESTED NOT TO SEND US A PROXY


                                     GENERAL

                  This Information Statement is being furnished by the Board of Directors of Guardian International, Inc., a Nevada corporation, (the "Company"), to holders of all the issued and outstanding shares of the Company's common stock for the purpose of describing action to be taken by the holders of a majority of the issued and outstanding shares of the Company's common stock in connection with the Proposals set forth on the accompanying Notice of Action of Written Consent.

                  This Information Statement and the Notice of Action by Written Consent are first being mailed to stockholders of the Company on approximately November 15, 1996.

                  Only stockholders of record at the close of business on September 10, 1996 (the "Record Date"), are entitled to receive this Information Statement and Notice of Action by Written Consent. As of the close of business on such date, there were issued and outstanding 6, 453,804 shares of common stock of the Company of which an aggregate of approximately 62% are owned and/or controlled by Harold Ginsburg, Richard Ginsburg, Sheilah Ginsburg and Rhonda Ginsburg (the "Ginsburgs"). No other class of voting security of the Company is issued and outstanding.

                  The  Company's  Certificate  of  Incorporation  and the Nevada
General Corporation Law each require an affirmative vote or written consent of the majority of the outstanding shares to approve the Proposals. Because the Ginsburgs own and/or control approximately 62% of the issued and outstanding shares on the Record Date, they have the voting power to approve the Proposals. The Ginsburgs have indicated that they intend to give their written consent to the adoption of the Proposals. Accordingly, the Ginsburgs will be able to cause the adoption of the Proposals without the receipt of consents from the remaining stockholders of the Company. The Company anticipates that the filing of such written consents will occur on or about November 8, 1996. The Company will then prepare a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada effecting (1) the changing of the name of the Company from Everest Security Systems Corporation to Guardian International, Inc. and (2) the authorization two new classes of common stock of the Company designated as Class A Voting Common Stock ("Class A Common Stock") and Class B Nonvoting Common Stock

("Class B Common Stock") and the establishment of the relative rights, powers and limitations of the Class A and Class B Common Stock. A copy of the proposed Amendment is set forth as Exhibit A to this Information Statement.

                                EXECUTIVE OFFICES

                  The Company's principal executive offices are located at 3880 North 28 Terrace, Hollywood, Florida 33020-1118.

                         DISSENTERS' RIGHT OF APPRAISAL

                  In accordance with Section 92A.380 of the Nevada General Corporation Law, the Certificate of Incorporation, Bylaws and the Resolution of the Board of Directors, a stockholder is not entitled to dissent from or obtain payment of the fair value of his shares as a result of this Proposals.

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

                  The following table sets forth certain information as of September 10, 1996, based on information obtained from the transfer agent, security holders, and/or company records, with respect to any person who is known to the registrant to be (a) the beneficial owner of more than five percent (5%) of the Company's Common Stock, (b) the executive officer and/or director of the Company, and (c) the directors and officers of the Company as a group.

Name and Address                  Amount and Nature of            Percentage of
Beneficial Owner                  Beneficial Ownership            Beneficial
                                                                  Ownership
----------------------------     ------------------------        ------------
Harold Ginsburg (1)                 903,533                        14%
3651 N. 55th Avenue
Hollywood, Florida 33021-2343

Rhonda Ginsburg (2)                 629,245                         09.75%
1209 South Ocean Drive, Apt. 1709
South Hollywood, Florida 33019

Richard Ginsburg (3)                629,246                         09.75%
P.O. Box 800207
Miami, Florida 33280-0207

Sheilah Ginsburg (4)                903,533                        14%
3651 N. 55th Avenue
Hollywood, Florida 33021-2343

International Treasury &
Investment Ltd (5)                1,085,000                        16.81%
Hirzel House
Smith Street

St. Peter, Channel Islands

Royal Bank of Scotland             400,000                       06.1979%
Talstrasse 82
8001 Zurich CH, Switzerland

All Officers and Directors       3,065,557                      47.5%
  as a Group

-------------------------------------------------------------------------------



 (1) Harold Ginsburg is a Director of Guardian International, Inc. (the "Company"). Mr. Ginsburg also has the power to vote the 1,000,000 shares of International Treasury & Investments Ltd. pursuant to an irrevocable voting proxy. Mr. Ginsburg has the power to vote a total of 1,903,533 shares or 29.4947% of the Company's Common Stock.

 (2)   Rhonda Ginsburg is Vice-President of the Company.

 (3)   Richard Ginsburg is the President and a Director of the Company.

 (4)  Sheilah Ginsburg is the Secretary/Treasurer and a Director of the Company.

 (5) International Treasury & Investments Ltd. gave Harold Ginsburg (or his designee) an irrevocable voting proxy for 1,000,000 of its shares for a period of two (2) years, pursuant to the Agreement and Plan of Merger dated August 15, 1996.
     ***Pursuant to the Plan and Agreement of Merger dated August 15, 1996 between Everest Security Systems Corporation and Guardian International, Inc. ("Merger Agreement"), International Treasury and Investments, Limited ("ITI") pledged one million (1,000,000) shares of common stock of Guardian International, Inc., held by it, as security for certain obligations of G.M. Capital Partners, Ltd. in accordance with a Stock Pledge Agreement executed in connection with the Merger Agreement. G.M. Capital Partners, Ltd. was unable to honor its obligation under the Merger Agreement within the set time period and as a result the one million (1,000,000) shares are to be disbursed to the pre-merger shareholders of Guardian International, Inc. on or about October 31, 1996 in the following manner:
                           Richard Ginsburg                   195,000
                           Harold Ginsburg                    280,000
                           Sheilah Ginsburg                   280,000
                           Rhonda Ginsburg                    195,000
                           Robert Kasky                        50,000

                            DESCRIPTION OF SECURITIES

                  Under the Proposals, the outstanding common stock will be called Class A Voting Common Stock and a new class of common stock designated as Class B Nonvoting Common Stock will be created. Upon the filing of the Certificate of Amendment with the Secretary of State of the State of Nevada, every issued and outstanding share of common stock of the

Company shall become and be deemed to be, and shall automatically convert into, one share of Class A Voting Common Stock, par value $0.001, and 484,035 shares of Class B Nonvoting Common Stock, par value $0.001, shall be authorized. The rights, powers and limitations of Class A Voting Common Stock and Class B Nonvoting Common Stock shall be identical, except as otherwise provided in the Article Fourth of the Company's Amended Certificate of Incorporation, as proposed to be amended. The full text of Article Fourth as proposed to be amended is set forth in Exhibit A to this information statement as is incorporated herein by reference. The following summary should be read in conjunction with, and is qualified in its entirety by reference to, such Exhibit
A. The table set forth below summarizes the relative, powers, preferences and limitations of the Class A Voting Common Stock and Class B Nonvoting Common Stock as proposed:

                                  Class A Voting       Class B Nonvoting
                                  Common Stock         Common Stock

-----------------------------------------------------------------------------


Voting rights                 1                              0
    (per share)

Dividend rights       pro rata share of dividends    pro rata share of dividends
(Cash, property or    of Class A Voting Common       of Class B Nonvoting
securities)           Stock                          Common Stock
 (per share)

 Conversion Rights                                   May convert Class B
                                                     Nonvoting Common Stock
                                                     into the same amount of
                                                     Class A Voting Common
                                                     Stock at any time, at
                                                     holder'selection, provided,
                                                     that each
                                                               --------
                                                     holder of Class B Nonvoting
                                                     Common Stock will not
                                                     directly or indirectly own,
                                                     control or have power to
                                                     vote more than
                                                     they are permitted
                                                     under any law, rule,
                                                     regulation or other
                                                     requirement of any judicial
                                                     body.
Preemptive, subscription
and redemption rights         None                   None

Liquidation rights    Pro rata shares of              Pro rata share of assets
                      assets remaining after          remaining after payment of
                      payment of all liabilities      all liabilities

-------------------------------------------------------------------------------

                  Voting Rights

             The holders of Class A Voting Common Stock
("Class A") will be entitled to one (1) vote per share on all matters to be voted on by the corporation's stockholders, and except as otherwise required by law, the holders of Class B Nonvoting Common Stock ("Class B") will have no right to vote their shares of Class B on any matters to be voted on by the corporation's stockholders.

                    Dividends

           When and as dividends are declared thereon, whether payable in cash, property or securities of the corporation, the holders of Class A and the holders of Class B will be entitled to share ratably according to the number of shares of Class A or Class B held by them, in such dividends; provided, that if dividends are declared which are payable in shares of Class A or Class B, dividends will be declared which are payable at the same rate on both classes of common stock, and the dividends payable in shares of Class A to holders of Class A, and the dividends payable in shares of Class B will be payable to the holders of Class B.

                  Conversion of Class B Nonvoting Common Stock

        At any time and from time to time, each record holder of Class B will be entitled to convert any and all of the shares of such holder's Class B into the same number of shares of Class A at holder's election, provided, that each holder of Class B shall only be entitled to convert any share or shares of Class B to the extent that after giving effect to such conversion such holder or its affiliates shall not directly or indirectly own, control or have power to vote a greater quantity of securities of any kind issued by the Company than such holder and its affiliates are permitted to own, control or have power to vote under any law or under any regulation, rule or other requirement of any governmental authority at any time applicable to such holder and its affiliates.

          Each conversion of shares of Class B into shares of Class A will be effected by the surrender of the certificate or certificates representing the shares to be converted at the principal office of the Company at any time during normal business hours, together with a written notice by the holder of such Class B stating that such holder desires to convert the shares, or a stated number of the shares, of Class B represented by such certificate or certificates into Class A and a written undertaking that upon such conversion such holder and its affiliates will not directly or indirectly own, control or have the power to vote a greater quantity of securities of any kind issued by the Company than such holders and its affiliates are permitted to own, control or have the power to vote under any applicable law, regulation, rule or other governmental requirement. Such conversion will be deemed to have effected as of the close of business on the date on which certificate or certificates have been surrendered and such notice has been received, and at such time the rights of the holder of the converted Class B as such holder will cease and the person or persons in whose name or names the certificate or certificates for shares of Class A are to be issued upon such conversion will be deemed to have become the holder or holders of record the shares of Class A represented thereby.

       Promptly after such surrender and the receipt of such written notice, the Company will issue and deliver in accordance with the surrendering holder's instructions (i) the certificate or certificates for the Class A issuable upon such conversion and (ii) a certificate representing any Class B which was represented by the certificate or certificates delivered to the Company in connection with such conversion but which was not converted.

             If the Company in any manner subdivides or combines the outstanding shares of one class of either Class A or Class B, the outstanding shares of the other class will be proportionately subdivided or combined.

    In the case of, and as a condition to, any capital reorganization of, or any reclassification of the capital stock of, the Company (other than a subdivision or combination of shares of Class A or Class B into a greater or lesser number of shares (whether with or without par value) or a change in the par value of Class A or Class B or from par value to no par value) or in the case of, and as a condition to, the consolidation or merger of the Company with or into another corporation (other than a merger in which the corporation is the continuing corporation and which does not result in any reclassification of outstanding shares of Class A or Class B), each share of Class B shall be convertible into the number of shares of stock or other securities or property receivable upon such reorganization, reclassification, consolidation or merger by a holder of the number of shares of Class A of the Company in which such shares of Class B was convertible immediately prior to such reorganization, reclassification, consolidation or merger; and, in any such case, appropriate adjustment shall be made in the application of the provisions set forth in this paragraph with respect to the rights and interests thereafter of the holders of Class B to the end that the provisions set forth in this paragraph (including provisions with respect to the conversion rate) shall thereafter be applicable, as nearly as they reasonably may be, in relation to any shares of stock or other securities or property thereafter deliverable upon the conversion of the shares of Class B.

         The shares of Class B which are converted into shares of Class A as provided herein shall not be reissued.

            The Company will at all times reserve and keep available out of its authorized but unissued shares of Class A or its treasury shares, solely for the purpose of issue upon conversion of the Class B as provided above, such number of Class A as shall then be issuable upon the conversion of all then outstanding shares of Class B (assuming that all such shares of Class B are held by persons entitled to convert such shares into Class A).

        The issuance of certificates for Class A upon the conversion of Class B will be made without charge to the holders of such shares for any issuance tax in respect thereof or other cost incurred by the Company in connection with such conversion and the related issuance of Class A. The Company will not close its books against the transfer of Class B or Class A issued or issuable upon the conversion of Class B in any manner which would interfere with the timely conversion of Class B.

                  Liquidation Rights

        In the event any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Class A and Class B shall be entitled to share ratably, according to the number of shares of Class A or Class B held by them, in the remaining assets of the Company available for distribution to its stockholders.

                  Transferability

     The Class A and Class B will be freely transferable, and except for federal and state securities law restrictions on directors, officers and other affiliates of the Company and on persons holding "restricted" stock. Company stockholders will not be restricted in their ability to sell or transfer shares of Class A or Class B.

                  Mergers And Consolidations

     Each holder of Class A and Class B will be entitled to receive the same per share consideration in a merger or consolidation of the Company (whether or not the Company is the Surviving Corporation), except that any securities issued in respect of the Class B may have different or lesser voting rights than securities issued in respect of the Class A.

                  Preemptive, Subscription And Redemption Rights

                 Neither the Class A nor the Class B will carry any preemptive, subscription and redemption rights enabling a holder to subscribe for or receive shares of any class of stock of the Company or any other securities convertible into shares of any class of stock of the Company.

INTERESTS OF CERTAIN PERSONS

                  The Ginsburgs have an interest in the implementation of the Proposals to authorize and issue Class A and Class B because, as above, the Proposals may enhance the ability of the Ginsburgs to retain voting control of the Company even if it disposes of a substantial portion of its shares of Class B.

                                         CHANGE OF THE NAME OF THE COMPANY

                  On September ___, 1996, pursuant to the Agreement and Plan of Merger dated August 15, 1996, the Board of Directors of the Company determined it advisable to amend the Company's Certificate of Incorporation to change its name from Everest Security Systems Corporation to Guardian International, Inc.


                                           By Order of the Board of Directors

                                   (signature of Sheilah Ginsburg appears here)
                                           ------------------------------
                                                SHEILAH GINSBURG
                                                   SECRETARY
Dated: November 14, 1996

                                    EXHIBIT A

              CERTIFICATE OF AMENDMENT OF ARTICLE OF INCORPORATION
                                       OF
                          GUARDIAN INTERNATIONAL, INC.

                  We the undersigned Richard Ginsburg, President and Sheilah Ginsburg, Secretary, of Guardian International, Inc., a Nevada corporation (the "Company"), do hereby certify:

                  That the Board of Directors of said corporation at a meeting duly convened, held on the 14th day of November, 1996, adopted a resolution to amend the original articles as follows:

                  RESOLVED, Article First is deleted in its entirety and the following is inserted in lieu thereof:

                  "FIRST.           The name of the corporation is Guardian
International, Inc."

                  RESOLVED, Article Fourth is deleted in its entirety and the following is inserted in lieu thereof:

                  "FOURTH. The amount of the total authorized capital stock of the Company is 100,485,035 shares, consisting of: (i) 100,000,000 shares of 'Class A Voting Common Stock,' par value $0.001 per share; and (ii) 484,035 shares of 'Class B Nonvoting Common Stock,' par value $0.001 per share.

                           Except as otherwise provided herein, all shares of
Class A Voting Common Stock and Class B Nonvoting Common Stock will be identical and will entitle the holders thereof to the same rights and privileges.

                  1. Voting Rights. The holders of Class A Voting Common Stock will be entitled to one (1) vote per share on all matters to be voted on by the corporation's stockholders, and except as otherwise required by law, the holders of Class B Nonvoting Common Stock will have no right to vote their shares of Class B Nonvoting Common Stock on any matters to be voted on by the corporation's stockholders.

                  2. Dividends. When and as dividends are declared thereon, whether payable in cash, property or securities of the corporation, the holders of Class A Voting Common Stock and the holders of Class B Nonvoting Common Stock will be entitled to share ratably according to the number of shares of Class A Voting Common Stock or Class B Nonvoting Common Stock held by them, in such dividends; provided, that if dividends are declared which are payable in shares of Class A Voting Common Stock or Class B Nonvoting Common Stock, dividends will be declared which are payable at the same rate on both classes of common stock, and the dividends payable in shares of Class A Voting Common Stock to holders of Class A Voting Common Stock, and the dividends payable in shares of Class B Nonvoting Common Stock will be payable to the holders of Class B Nonvoting Common Stock.

                  3. Liquidation Rights. In the event any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Class A Voting Common Stock and Class B Nonvoting Common Stock shall be entitled to share ratably, according to the number of shares of Class A
Voting Common Stock or Class B Nonvoting Common Stock held by them, in the remaining assets of the Company available for distribution to its stockholders.

                  4.       Conversion of Class B Nonvoting Common Stock.

       (a) At any time and from time to time, each record holder of Class B Nonvoting Common Stock will be entitled to convert any and all of the shares of such holder's Class B Nonvoting Common Stock into the same number of shares of Class A Voting Common Stock at holder's election, provided, that each holder of Class B Nonvoting Common Stock shall only be entitled to convert any share or shares of Class B Nonvoting Common Stock to the extent that after giving effect to such conversion such holder or its affiliates shall not directly or indirectly own, control or have power to vote a greater quantity of securities of any kind issued by the Company than such holder and its affiliates are permitted to own, control or have power to vote under any law or under any regulation, rule or other requirement of any governmental authority at any time applicable to such holder and its affiliates.

       (b) Each conversion of shares of Class B Nonvoting Common Stock into shares of Class A Voting Common Stock will be effected by the surrender of the certificate or certificates representing the shares to be converted at the principal office of the Company at any time during normal business hours, together with a written notice by the holder of such Class B Nonvoting Common Stock stating that such holder desires to convert the shares, or a stated number of the shares, of Class B Nonvoting Common Stock represented by such certificate or certificates into Class A Voting Common Stock and a written undertaking that upon such conversion such holder and its affiliates will not directly or indirectly own, control or have the power to vote a greater quantity of securities of any kind issued by the Company than such holders and its affiliates are permitted to own, control or have the power to vote under any applicable law, regulation, rule or other governmental requirement. Such conversion will be deemed to have effected as of the close of business on the date on which certificate or certificates have been surrendered and such notice has been received, and at such time the rights of the holder of the converted Class B Nonvoting Common Stock as such holder will cease and the person or persons in whose name or names the certificate or certificates for shares of Class A Voting Common Stock are to be issued upon such conversion will be deemed to have become the holder or holders of record the shares of Class A Voting Common Stock represented thereby.

         (c) Promptly after such surrender and the receipt of such written notice, the Company will issue and deliver in accordance with the surrendering holder's instructions (i) the certificate or certificates for the Class A Voting Common Stock issuable upon such conversion and (ii) a certificate representing any Class B Nonvoting Common Stock which was represented by the certificate or certificates delivered to the Company in connection with such conversion but which was not converted.

             (d) If the Company in any manner subdivides or combines the outstanding shares of one class of either Class A Voting Common Stock or Class B Nonvoting Common Stock, the outstanding shares of the other class will be proportionately subdivided or combined.

  (e) In the case of, and as a condition to, any capital reorganization of, or any reclassification of the capital stock of, the Company (other than a subdivision or combination of shares of Class A Voting Common Stock or Class B Nonvoting Common Stock into a greater or lesser number of shares (whether with or without par value) or a change in the par value of Class A Voting Common Stock or Class B Nonvoting Common Stock or from par value to no par value) or in the case of, and as a condition to, the consolidation or merger of the Company with or into another corporation (other than a merger in which the corporation is the continuing corporation and which does not result in any reclassification of outstanding shares of Class A Voting Common Stock or Class B Nonvoting Common Stock), each share of Class B Nonvoting Common Stock shall be convertible into the number of shares of stock or other securities or property receivable upon such reorganization, reclassification, consolidation or merger by a holder of the number of shares of Class A Voting Common Stock of the Company in which such shares of Class B Nonvoting Common Stock was convertible immediately prior to such reorganization, reclassification, consolidation or merger; and, in any such case, appropriate adjustment shall be made in the application of the provisions set forth in this paragraph with respect to the rights and interests thereafter of the holders of Class B Nonvoting Common Stock to the end that the provisions set forth in this paragraph (including provisions with respect to the conversion rate) shall thereafter be applicable, as nearly as they reasonably may be, in relation to any shares of stock or other securities or property thereafter deliverable upon the conversion of the shares of Class B Nonvoting Common Stock.

                 (f) The shares of Class B Nonvoting Common Stock which are converted into shares of Class A Voting Common Stock as provided herein shall not be reissued.

    (g) The Company will at all times reserve and keep available out of its authorized but unissued shares of Class A Voting Common Stock or its treasury shares, solely for the purpose of issue upon conversion of the Class B Nonvoting Common Stock as provided above, such number of Class A Voting Common Stock as shall then be issuable upon the conversion of all then outstanding shares of Class B Nonvoting Common Stock (assuming that all such shares of Class B Nonvoting Common Stock are held by persons entitled to convert such shares into Class A Voting Common Stock).

          (h) The issuance of certificates for Class A Voting Common Stock upon the conversion of Class B Nonvoting Common Stock will be made without charge to the holders of such shares for any issuance tax in respect thereof or other cost incurred by the Company in connection with such conversion and the related issuance of Class A Voting Common Stock. The Company will not close its books against the transfer of Class B Nonvoting Common Stock or Class A Voting Common Stock issued or issuable upon the conversion of Class B Nonvoting Common Stock in any manner which would interfere with the timely conversion of Class B Nonvoting Common Stock."

                  The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 6,453,804; that the said change and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

                                   (signature of Richard Ginsburg appears here)
                                           --------------------------------
                                             Richard Ginsburg,  President



                                   (signature of Sheilah Ginsburg appears here)
                                            --------------------------------
                                              Sheilah Ginsburg,  Secretary

State of ___Florida____________

County of_____Broward________


                  On November 14, 1996, personally appeared before me, a Notary Public, Richard Ginsburg and Sheilah Ginsburg, who acknowledged that they executed the above instrument.


                         (Signature of L. Marlene Crossley)

                           -----------------------------
                               (Signature of Notary)