Form 10-Q/A
period 1996-09-30
GUARDIAN INTERNATIONAL INC
filed 1996-12-23
CIK 1013978

Form 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X] AMENDMENT TO THE QUARTERLY REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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
             (Exact name of Registrant as specified in its charter)

         State of Nevada                                    58-2201633
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                          Guardian International, Inc.
                               3880 N. 28 Terrace
                            Hollywood, Florida          33020
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
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


ASSETS

                                              September 30,      December 31,
                                                      1996             1995
                                                   (Unaudited)
CURRENT ASSETS:
   Cash                                            $  1,175,129    $    14,263
   Accounts receivable, less allowance
    for doubtful accounts of  $68,147                   553,052        146,285
      and $15,000
 Other current assets                                   146,274          7,943
                                                 --------------      -----------
        Total current assets                          1,874,455        168,491
                                                  -------------     ------------

PROPERTY & EQUIPMENT:
     Station equipment                                  521,401        287,055
     Furniture and office equipment                      44,636         31,859
     Leasehold improvements                             112,429        103,217
                                                 --------------     -----------
                                                        678,466        422,131

    Accumulated depreciation and amortization          (278,977)      (212,184)
                                                 --------------     ------------

                                                        399,489        209,947
                                                 --------------    -------------

CUSTOMER ACCOUNTS, net                                4,835,415      2,075,671
INTANGIBLE ASSETS, net                                1,330,338         41,165
OTHER                                                    18,043        138,492
                                                  -------------      -----------

           Total Assets                             $ 8,457,740    $ 2,633,766
                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable and accrued expense       $    420,093     $    185,067
    Unearned revenue                                123,705           60,880
    Current portion of debt                          45,241           44,947
                                             --------------   --------------
          Total current liabilities                 589,039          290,894
                                              -------------    -------------

DEFERRED INCOME TAX LIABILITY                        63,000                -

LONG TERM DEBT:
    Equipment installment notes payable             144,044           61,970
    Notes and loans payable to shareholders               -          198,887
    Note payable to financial institution         4,598,669        1,895,299
                                                -----------      -----------
          Total long term debt                    4,742,713        2,156,156
                                                -----------

SHAREHOLDERS' EQUITY:
     Common stock, 100,000,000 shares
         authorized, $.001 par value,                 6,454             3,227
          6,453,804 shares issued and
          6,443,726 outstanding
      Additional paid-in capital                  4,355,494         1,060,903

     Accumulated deficit                         (1,097,400)      (  877,414)

     Stock subscriptions receivable                (201,358)               -
     Treasury stock, at  cost                          (202)               -
                                               ------------     --------------

                                                  3,062,988          186,716
                                               ------------    -------------
Total Liabilities and Shareholders' Equity      $ 8,457,740      $ 2,633,766
                                              ==============     ===========

See notes to consolidated financial statements.



                   GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


                                             Three Months Ended          Nine Months Ended

                                               September 30,                 September 30,

                                            1996            1995             1996           1995
                                            ----            ----             ----           ----

REVENUES:

    Monitoring                               $  679,304    $269,980       $1,894,290      $  659,307
    Installation                                203,391       7,858          382,246         121,589
    Other                                        42,208         687           68,083           6,809
                                             ----------                 ------------    ------------
                                                924,903     278,525        2,344,619         787,705
                                              ---------    --------       ----------     -----------

OPERATING EXPENSES:
    Monitoring - primarily salaries              92,441      50,214          270,552         154,058
    Installation                                125,362      14,604          182,185         127,667
    General and administrative                  449,963     158,808        1,093,319         459,921
                                              ---------                                  -----------
                                                667,766     223,626        1,546,056         741,646
                                               --------    --------        ---------     -----------

    Operating income before interest,
     amortization and depreciation and          257,137      54,899          798,563          46,059
     provision for income taxes

INTEREST EXPENSE, AMORTIZATION
  AND DEPRECIATION:
     Interest expense                           151,631      36,811          400,051          83,147
     Amortization of customer contracts         184,889      36,555          438,998          84,978
     Depreciation and amortization               35,477      23,693          116,500          71,079
                                              ---------                                 ------------
                                                371,997      97,059          955,549         239,204
                                               --------   ---------         --------     -----------


    Loss before provision for income taxes     (114,860)   (42,160)        (156,986)       (193,145)


PROVISION FOR  INCOME TAXES
   upon change in tax status                   (63.000)           -         (63,000)               -
                                            -----------                 ------------


         Net loss                             $(177,860)   $(42,160)        $(219,986)    $ (193,145)
                                              =========    ========         =========     ==========



   Loss per share                          $      (.03)   $   (.01)     $      (.03)           (.03)
                                           ===========    ========      ===========     ===========

  Weighted average number of common
     shares outstanding                       6,453,804   6,453,804        6,453,804       6,453,804
                                              =========   =========        =========       =========


See notes to consolidated financial statements.

                   GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                       Common Stock                   Additional    Accumulated
                       Shares       Amount        Paid in Capital     Deficit

Balance,
December 31, 1995      3,226,902    3,227         1,060,903        $  (877,414)

Issuance of stock
in connection with
Everest acquisition    3,226,902    3,227         4,962,429                 -

Distribution to
Shareholder            -            -             (1,667,838)               -

Net loss for period    -            -                -                (219,986)


Balance, September     _________    _________     ___________      ____________
30, 1996               6,453,804    $6,454        $4,355,494       $(1,097,400)
                       ---------    ------        ----------       ------------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                   GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996,
                                    CONTINUED


                           Stock            Treasury
                           Subscription     Stock                   Total
                           Receivable
Balance,
December 31, 1995          $ -              $-                      $186,716

Issuance of stock
in connection with
Everest acquisition        (201,358)          (202)                4,663,491

Distribution to
Shareholder                -                -                     (1,667,838)

Net loss for period        -                -                       (219,986)

Balance, September         _________        _________            ___________
30, 1996                   (201,358)         $(202)              $ 3,062,988

See Notes to consolidated financial statements.

                   GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

CASH FLOW FROM OPERATING ACTIVITIES:             1996                    1995
Net loss                                          $(219,986)         $(193,145)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                  116,500             71,079
     Amortization of customer accounts              438,998             84,978
     Provision for doubtful accounts                 24,047              9,140
Changes in assets and liabilities:
      Accounts receivable                          (233,778)           (28,341)
      Other Assets                                  (16,637)            17,034
      Accounts payable and accrued liabilities       (6,319)           (36,630)
      Acquisition contracts payable                 (33,765)           (53,058)
      Unearned revenue                               62,825            107,414
      Deferred income tax liability                  63,000               ---
                                                     ------               ---
     Net cash provided by                           194,885            (21,529)
      (used in) operating activities                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                           (179,402)           (25,226)
Acquisition of customer accounts                 (2,846,742)          (896,109)
Advances from Everest                            3, 115,619             ----
Cash acquired in acquisition                         37,711             ----
                                                 -------------          ----
     Net cash provided by                           127,186           (921,335)
       (used in) investing activities             ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of long-term debt                   (1,274,129)          (936,124)
Net proceeds from line of credit                  3,979,649          1,958,652
Payment of shareholder loans                       (198,887)             ----
Distribution to shareholder                      (1,667,838)             ----
                                                 -----------             ----
    Net cash provided by                            838,795          1,022,528
     financing activities                        -----------          ---------

      Increase in cash                            1,160,866             79,664

CASH, BEGINNING OF PERIOD                            14,263             14,011
                                                 -----------        -----------
CASH, END OF PERIOD                              $1,175,129             93,675

NONCASH INVESTING AND FINANCING ACTIVITY:
Financed acquisition of property                  $  58,250             14,362
                                                 ----------         -----------
Fair value of Everest net assets acquired:
    Subscriber accounts acquired                 $  352,000              ----
    Goodwill                                   $  1,223,000              ----
    Other assets acquired                        $  332,743
    Purchase price of assumed liabilities       $(1,870,032)             ----

SUPPLEMENTAL DISCLOSURES:
Interest paid                                   $   345,957            356,776
                                                 -----------         ----------

See Notes to consolidated financial statements.

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

         Unaudited proforma information giving effect to the acquisition as if it had occurred at the beginning of the periods reflected below is as follows:


                                   Three months ended        Nine months ended
                                       September 30,           September 30,

                                  1996         1995       1996       1995
                                  ----         ----     ------       ----

Revenues, net              $1,143,000   $  584,000   $3,212,000     $1,703,000
Net loss before income
   tax provision           $ (206,000)  $ (143,000)  $ (518,000)    $ (497,000)
Income tax credit, net     $    7,000   $   27,000   $  113,000     $  149,000
Net loss                   $ (199,000)  $ (116,000)  $ (405,000)    $ (348,000)
Net loss per share         $     (.03)        (.02)  $     (.06)    $     (.05)
Weighted average number
   of shares outstanding    6,453,804    6,453,804    6,453,804      6,453,804

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

2.   PURCHASED CUSTOMER ACCOUNTS

     The following is an analysis of the changes in acquired customer accounts for the nine months ended September 30, 1996:

         Balance, December 31, 1995                           $2,075,671
           Purchase of customer accounts                       2,846,742
           Customer accounts acquired in merger                  352,000
                                                              ----------
                                                               5,274,413
           Amortization and write-off of customer
              accounts                                          (438,998)
                                                             -----------
         Balance, September 30, 1996                          $4,835,415
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


3.   INTANGIBLE ASSETS

     Intangible assets consist of the following at September 30, 1996:


                                                   Estimated
                                                     Lives               Amount
Excess of acquisition cost over
   the net assets acquired                          10 years        $ 1,223,000

Covenant not to compete, organization costs
    and other                                       Various             193,455
                                                                      1,416,455

     Less accumulated amortization                                     ( 86,117)
                                                                     -----------
                                                                     $1,330,338

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

6.   INCOME TAXES

     The conversion of Guardian from an S Corporation to C Corporation resulted in recognition of a net deferred tax liability. The components of deferred tax assets and liabilities at September 30, 1996 are as follows:

           Deferred Tax Assets -
                Net operating loss carry forwards                      $ 48,500
                Allowance for doubtful accounts                          22,500
                      Total deferred tax assets                          71,000
           Deferred Tax Liabilities -
                Difference in amortization of customer
                  contracts                                             120,200
                Other                                                    13,800
                      Total deferred tax liabilities                    134,000
                       Net deferred tax liability                      $ 63,000

     At September 30, 1996, the Company has net operating loss carry forwards for federal income tax purposes of approximately $143,000 which expire in 2010. These net operating loss carry forwards will be subject to significant annual limitations on utilization in future years as a result of the merger and related change in ownership control of the company.

7.   PRO FORMA DATA

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

8.   STOCKHOLDERS' EQUITY

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

9.   STOCK OPTION PLAN

     The Company has issued stock options to various key employees to purchase 100,000 and 10,000 shares of common stock at $2 and $3 per share, respectively. The Company also issued options to purchase 74,720 shares at $2 per share to an investment banker. All options expire on December 31, 2000. As of September 30, 1996, none of these options had been exercised.

     In October,  1995, the Financial Accounting Standards Board issued SFAS No.
123. "Accounting for Stock Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from nonemployees. The Company plans to adopt SFAS No. 123 for its stockbased employee compensation plans in fiscal 1997 through pro forma disclosure only.

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


         Percentage of   Percentage of  Nine Months  Percentage of  Percentage of   Three Months
         Total Revenues  Total Revenues Ended Sept.  Total Revenues Total Revenues  Ended Sept. 30,
         Nine Months     Nine Months    30, 1996 as  Three Months   Three Months    1996 Compared
         Ended Sept.     Ended Sept.    compared to  Ended Sept.    Ended Sept.     to Three Months
         30, 1996        30, 1995       Nine Months  30, 1996       30, 1995        Ended Sept. 30,
                                        Ended Sept.                                 1995
                                        30, 1995
Revenues:

   Monitoring    80.8%     82.7%        187%            73.4%          96.9%          152%
   Installation   16.3      15.4         214             22.0            2.8          2488
   Other           2.9       0.9         900              4.6            0.3          6035
Total Revenues     100       100         198              100            100           232
Operating
Expenses
   Monitoring     11.5      19.6          76              9.9            5.4            84
   Installation    7.8      16.2          43             13.6            5.2           758
   General and    46.6      58.4         138             48.6           57.0           183
Administrative
Total             65.9      94.2         108             72.1           80.3           199
Operating
Expenses
Operating         34.1       5.8        1634             27.9           19.7           368
Income (*1)
Interest          17.1      10.6         381             16.4           13.2           312
Expense
Amortization      18.7      10.8         417             20.0           13.1           406
of Customer
Contracts
Depreciation &     4.7       9.0          56              3.3            8.5            27
Amortization
Loss Before      (6.7)    (24.5)         160           (12.4)         (15.1)          21.5
provision for
Taxes
Provision for    (2.7)         -           -            (6.8)                            -
Income Taxes
 Net Profit      (9.4%)    (24.5%)       (11%)          (19.2%)        (15.1%)        (309%)
(loss)
-----------------------------------------------------------------------------------------------


 *(1) Before Interest, Amortization and Depreciation and Provision for Income Taxes


Nine Months Ended September 30, 1996 Compared to
Nine Months Ended September 30, 1995

                                                        16

                  Revenues for the nine months ended September 30, 1996 increased by $1,556,914, or 198%, to $2,344,619 from $787,705 for the comparable period in 1995. Monitoring revenues increased by $1,234,983, or 187%, to $1,894,290 from $659,307 for the comparable period in 1995, primarily because of a net increase in the number of subscribers to the Company's alarm services resulting from acquisitions. Installation revenues increase by $260,657 or 214%, to $382,246 from $121,589 for the comparable period in 1995, mainly because of the acquisition of SDI.

                  Operating expenses for the nine months ended September 30, 1996 increased by $804,410, or 108%, to $1,546,056 from $741,646 for the comparable period in 1995, and decreased as a percentage of revenues from 58.4% to 46.6%. Monitoring expenses increased by $116,494 or 76%, to $270,552 from $154,058 for the comparable period in 1995, primarily because of addition of new employees to handle the additional monitoring acquired through acquisitions. Monitoring expenses include telephone, labor, rent and depreciation expenses associated with monitoring of subscriber accounts, as well as billing and collection expenses. Installation expenses increased by $54,518, or 43%, to $182,185 from $127,667 in the comparable period in 1995, primarily as a result of the additional installation revenue generated by the acquisition of SDI. Selling, general and administrative expenses for the nine months ended September 30, 1996 increased by $633,398, or 138%, to 1,093,319 from $459,921 during the comparable period in 1995. As a percentage of total revenues, general and administrative expenses decreased to 46.6% from 58.4%. The increase in general and administrative expenses resulted from the Company's growth in revenue as well as the merger of Everest Security Systems Corporation and Guardian International, Inc. The Company expects that the aggregate amount of general and administrative expenses will increase in the future as the Company's subscriber base continues to grow but will decrease as a percentage of total revenue.

                   Interest expense, including amortization of debt issuance costs, for the nine months ended September 30, 1996, increased approximately $316,904, or 381% to $400,051 from $83,147 during the comparable 1995 period. The expense increase primarily as a result of higher outstanding principal balances during fiscal 1996 created by the increase in customer accounts during the year.

                  Amortization of customer contracts for the nine months ended September 30, 1996 increased by $354,020, or 417%, to $438,988 from $84,978 for the comparable 1995 period, as a result of the acquisition of additional subscriber accounts.

                  Depreciation  and  amortization  for  the  nine  months  ended
September  30, 1996  increased  by $45,421 or 63.9%,  to $116,500  from  $71,079 during the comparable period in 1995, due to the addition of property and equipment during the 1996 period.

                  Net loss for the nine months ended September 30, 1996 was $(219,986), compared to a net loss of $(193,145) in the comparable period in 1995.

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

Dated this _____ day of December, 1996.

                                         GUARDIAN INTERNATIONAL, INC.
                                              (the "Registrant")




                                         By:_________________________________
                                               RICHARD GINSBURG, PRESIDENT