Form 10KSB40
period 1996-12-31
GUARDIAN INTERNATIONAL INC
filed 1997-03-31
CIK 1013978

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-28148

                          GUARDIAN INTERNATIONAL, INC.
        (Formerly Everest Security Systems Corporation, formerly Everest
           Funding Corporation, formerly Burningham Enterprises, Inc.)
             (Exact name of registrant as specified in its charter)

         NEVADA                                    58-2201633

    (State or other jurisdiction of                (I.R.S. Employer Identification No.)
     incorporation or organization)

        3880 N. 28 TERRACE                         (954) 926-5200
HOLLYWOOD, FLORIDA 33020                  (The Company's telephone number, including area code)
(Address of principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant 's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the 1996 fiscal year were $3,620,990.

         The aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of March 26, 1997 was $1,998,067.13.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No __X__

         As of March 31, 1997, there are 6,453,804 shares of Class A Voting Common Stock and 484,035 shares of Class B Nonvoting Common Stock of the issuer outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The issuer incorporates by reference in the exhibits set forth in Item 13, various documents filed as exhibits to the Company's Form 8-K filed September 12, 1996, to report the merger of the issuer (then called Everest Security Systems Corporation, and Guardian International, Inc., then, a private Florida corporation.



         Transitional Small Business Disclosure Format (check Yes____ No __X__

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                 TABLE OF CONTENTS


                                                                                                           PAGE NO.
                                                                                                           --------
Introductory Note ...................................................................................        1

                                                      PART I

Item   1.         Description of Business............................................................        2
Item   2.         Description of Property............................................................       12
Item   3.         Legal Proceedings..................................................................       12
Item   4.         Submission of Matters to a Vote of Security Holders................................       13


                                                      PART II

Item   5.         Market for Registrant's Common Stock and Related
                    Stockholder Matters..............................................................       13
Item   6.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operation.........................................................       18
Item   7.         Financial Statements...............................................................       25
Item   8.         Changes In and Disagreements With Accountants on Accounting
                    and Financial Disclosure.........................................................       39


                                                     PART III

Item  9.          Directors and Executive Officers of the Registrant.................................       39
Item 10.          Executive Compensation.............................................................       41
Item 11.          Security Ownership of Certain Beneficial Owners and
                    Management.......................................................................       42
Item 12.          Certain Relationships and Related Transactions.....................................       43
Item 13.          Exhibits...........................................................................       43

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Guardian International, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results could differ materially from the those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the ability of the Company to add additional customer accounts to its account base through acquisitions from third parties, to generate new accounts internally, and to form strategic alliances; (ii) the level of subscriber attrition, (iii) the availability of capital to the Company relative to certain larger companies in the security alarm industry which have significantly greater capital and resources, and (iv) increased false alarm fines and/or the possibility of reduced public response to alarm signals and (v) other risk factors described in the Company's reports filed with the Securities and Exchange Commission (the "SEC") from time to time.

         The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

"MRR". As used in this Annual Report on Form 10-KSB ("Annual Report"), "MRR" means monthly recurring revenue that the Company is entitled to receive under contracts in effect at the end of the period covered by this Annual Report, unless a different period is specified. Monthly recurring revenue is an index commonly used in the security alarm industry as a measure of the size of a company. It is not, however, used as a measure of profitability or performance, and does not include any allowance for future attrition or allowance for doubtful accounts.

                                     PART I

ITEM 1.                    DESCRIPTION OF BUSINESS

THE COMPANY'S SERVICES

         The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a description of such risks and uncertainties, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward-Looking Statements," which information is incorporated herein by reference.

         The Company was incorporated under the laws of the State of Nevada on October 30, 1986 as Burningham Enterprises, Inc. On August 28, 1996, Guardian International, Inc., then a privately held Florida corporation, merged with and into the Company (then named Everest Security Systems Corporation). Following the merger, the Company changed its name to Guardian International, Inc. For more information regarding the Company's history, see the information set forth in this Item 1 under the caption "History".

         The Company is presently a leading supplier of security monitoring and high grade monitored security systems in the United States; its primary market is the southeastern United States. Based on the Company's gross revenues and number of subscribers for the fiscal year ended December 31, 1996 ("Fiscal Year 1996"), and assuming no significant changes in the data published in SDM'S (formerly SECURITY DISTRIBUTING & MARKETING MAGAZINE) May 1996 issue's annual listing of the top security firms in the United States, the Company expects it will be ranked among the top one hundred (100) security companies in the United States in SDM'S 1997 annual listing. In addition, according to the 1997 Fact Book Issue of SECURITY SALES (Vol. 18. No.12, supplement), only 10.1% of all security companies in the United States generate gross revenues in excess of $2,500,000. As reflected in the Company's financial statements, set forth in
Item 7, below, the Company's gross revenues for Fiscal Year 1996 were above this figure, standing at $3,620,990.

         The Company consists of three business components: (i) Guardian International ("Guardian International"), a division involved in monitoring services, the provision of field repair services for the account base, ongoing account acquisitions, and dealer funding of monitoring accounts, (ii) Gibraltar Security Alarm Systems ("Gibraltar"), a division involved in high grade installations, and (iii) Specialty Devices, Inc. ("SDI"), a wholly owned subsidiary of the Company involved in providing installation services to third party security alarm companies, some of which are competitors of the Company.

         The Company's revenues consist primarily of recurring payments under written contracts for the monitoring of security systems. For Fiscal Year 1996 monitoring revenues represented approximately 74% of total revenues. The balance of the Company's revenues are derived from (i) the sale of enhanced security systems (approximately 10 % of total revenues), (ii) the provision of local field repair services (approximately 2% of total revenues), and (iii) the provision of installation services to third party security alarm companies, some of which are competitors of the Company (approximately 14% of total revenues).

MONITORING SERVICES (GUARDIAN INTERNATIONAL)

         The Company, through Guardian International, monitors digital signals arising from burglaries, fires and other events through security systems installed at subscribers' premises. Most of these signals are received and processed at the Company's well-equipped central monitoring station located in Hollywood, Florida. The Company's central monitoring station is listed by Underwriters Laboratories Inc. ("UL") both as (i) a burglar alarm system central station and (ii) a protective signaling services central station. This facility is able to withstand hurricane-force winds and can maintain operations indefinitely without electrical power using its propane generators.

         The Company's central monitoring facility has many security devices, including closed circuit television ("CCTV"), motion detecting units, high intensity lighting, and access control. All of the equipment Guardian International uses to monitor its customers and to protect its facility is generally the latest enhancement and the majority of the equipment is less than four years old.

         The entire monitoring facility is redundant, and, therefore, if there is ever a failure in a piece of equipment, an exact duplicate is available to back it up within minutes. The monitoring facility is entirely paperless, resulting in lower costs and greater efficiency than would be obtained otherwise. The phone system is digital (as opposed to analog); all conversations are recorded and compressed digitally. Every alarm function is handled through automation, including the dialing of customer and police telephone numbers, reducing the possibility of human error.

         Maintenance of the facility's technical functions and equipment is done internally, with the exception of hardware and software. The hardware and software for the monitoring facility is handled through outside service contracts currently at a cost of approximately three thousand dollars ($3,000) per month.

WHOLESALE MONITORING PROGRAM

         Under Guardian International's wholesale monitoring program (the "Wholesale Monitoring Program") Guardian International monitors subscribers on a "wholesale" basis for certain third party security alarm companies, some of which are competitors of Guardian International. This practice is commonly referred to in the industry as "third party monitoring" or "wholesale" monitoring. Guardian International provides monitoring services to the customers of the third party companies, which are generally high-end alarm companies. Guardian International also offers such third party companies additional services, such as off-site data entry and account maintenance, automated account history and testing via touch tone telephone, marketing and technical support.

         Under the Wholesale Monitoring Program, Guardian International bills the third party company a monthly amount for all services rendered. The third party company is responsible for billing its customers. Typical fees for wholesale monitoring are approximately 20% of the amount billed directly by Guardian International to its retail customers. While wholesale monitoring results in significantly lower margins than are obtained with respect to the Company's retail subscribers, the wholesale customer base creates an opportunity for the Company to expand its customer base by purchasing customer accounts from third party companies. The Company has on occasion purchased customer accounts that were being monitored under the Wholesale Monitoring Program. In addition, the wholesale revenue subsidizes a portion of the operational costs arising from Guardian International's central monitoring facility.
                                                                              3

         The Wholesale Monitoring Program generated revenues of $504,000 and $338,000 in fiscal years 1996 and 1995, respectively. As of the date of this Annual Report, the Company had approximately 16,000 wholesale customers. No such wholesale account represents more than 5% of the Company's total revenues.

HIGH GRADE ALARM SYSTEMS (GIBRALTAR)

         The Company also sells high grade and standard alarm systems through Gibraltar, and provides local field repair services. The Gibraltar business was acquired through an asset acquisition in the first quarter of 1996 by Guardian International, Inc. prior to its merger with and into Everest Security Systems Corporation. (See "History," below.) Gibraltar specializes in commercial installation, and monitoring and servicing of high grade security and fire systems. The Company believes that Gibraltar's account base allows the Company the opportunity to capitalize on the commercial market in the southeastern United States. As the security alarm industry's main emphasis tends to be on the low-end residential market, the commercial market is not actively targeted by many of the Company's competitors.

         Gibraltar safeguards a number of businesses--including financial institutions, drug companies, airlines, industrial complexes, marinas and yacht clubs--as well as private residences which require state of the art monitoring systems. The Company's UL-listed central monitoring system gives Gibraltar the ability to monitor its customers' buildings for burglary, fire and environmental problems. If an alarm, fire or environmental condition is detected, a signal is transmitted over telephone and or radio transmission to the Company's central monitoring station. When the conditions require verification and/or dispatch action, human operators react as appropriate, in accordance with standard procedures.

         The central monitoring system also monitors opening and closing schedules for Gibraltar's commercial customers. Commercial customers have the option of receiving weekly reports reflecting the date, time, action, and employee name with respect to each opening or closing activity during the relevant week. The reports can be sent to any location around the world via facsimile or e-mail.

         The Company maintains Gibraltar's image as a stand-alone high-end organization; specifically, the Company does not actively reveal its affiliation with Gibraltar in order to maximize the Gibraltar company name, established in 1977. Gibraltar has its own President, Director of Sales and service and installation teams. Gibraltar's officers are not officers or directors of the Company.

INSTALLATION SERVICES TO THIRD PARTY ALARM COMPANIES (SDI)

         SDI provides installation services to third party security alarm companies, many of which are competitors of the Company. The Company has recently significantly downsized SDI, as the Company intends to focus on its core business of alarm installation, monitoring, and related services for its own customers.

RECENT DEVELOPMENTS

         The Company is presently negotiating a new credit facility ("New Credit Facility") with its current lender, Heller Financial, Inc. ("Heller" or the "Senior Lender"). (For information regarding Heller's ownership of certain shares of Class B Nonvoting Common Stock and its right to receive additional Class B shares, see Item 5, below.) Under the New Credit Facility, the maximum credit facility would be increased from $7 million available under the existing facility (see Item 6 - "Credit Facility," below) to $15 million, and would be further increased to $20 million at such time as the Company achieves a Tangible Net Worth (as defined under the contemplated terms of the New Credit Facility) of $5,000,000, provided that there have been no defaults under the New Credit Facility. Credit availability under both the existing facility and the New Credit Facility is subject to certain "Borrowing Base" limitations (as such term is defined in the existing credit facility and would be defined under the contemplated New Credit Facility). There can be no assurances that the Company will obtain the New Credit Facility or that the Company will achieve a Tangible Net Worth (as defined) of $5,000,000.

         On March 20, 1997, the Company executed a non-binding letter of intent to purchase certain assets of a privately held Florida corporation (the "Seller"). The assets to be acquired principally consist of approximately two thousand two hundred (2,200) customer accounts and contracts, which, in the aggregate, would increase MRR by approximately $60,000 per month. The Company will also acquire certain other operating assets of the Seller. The consideration to be paid by the Company consists of $2.2 million in cash, 50,000 shares of the Company's common stock ("Common Stock"), and options to purchase an additional 100,000 shares of Common Stock at an exercise price of $2.50 per share. Pursuant to the terms of the contemplated purchase, if consummated, the Company would enter into an employment agreement with a majority shareholder of the Seller for a period of four years; pursuant to such contract, such majority shareholder of the Seller would provide certain sales, marketing, and consulting services to the Company at an annual salary of $150,000 plus other benefits. The letter of intent calls for the parties to reach a definitive asset purchase agreement by April 10, 1997. If an agreement has not been reached by such date, the letter of intent will expire by its own terms.

         On February 7, 1997, the Company executed a non-binding letter of intent to effectuate the merger of a privately held Florida based security company having approximately the same revenues as the Company (the "Target") with and into a wholly-owned subsidiary of the Company to be incorporated in Florida for that purpose, which would be the surviving corporation ("Surviving Corporation"). Under the contemplated transaction, shareholders of the Target would exchange all of the outstanding stock of the Target, for approximately 6.6 million shares of Common Stock (or 48% on a fully diluted basis). Following the contemplated merger, the Surviving Corporation would be a wholly-owned subsidiary of the Company. Under the terms of the letter of intent, the transaction is subject to, among other things, the satisfactory completion of due diligence review and the obtaining of certain banking approvals. As of the date of this Annual Report, the Company has not completed its due diligence review and the transaction has not been approved by the Senior Lender, whose approval is required pursuant to the terms of the Company's existing credit facility. (See Item 6 - "Credit Facility," below.)

HISTORY

         The Company was incorporated under the laws of the State of Nevada on October 30, 1986 as Burningham Enterprises, Inc.("Burningham"). Burningham launched a "blank check/blind pool"initial public offering (the "IPO"), registering its shares with the SEC on a Registration Statement on Form S-18 which was declared effective in March 1987. The Company raised one hundred thousand dollars ($100,000) pursuant to the IPO.

         The Company had no operations and did not acquire any business between October 1986 and February 1988, at which time the Company changed its name from Burningham Enterprises to Everest Funding Corporation ("Everest Funding") and completed a reverse subsidiary merger with Everest Mortgage Corporation ("EMC"). Following that merger, EMC became a wholly-owned subsidiary of the Company. EMC was in the mortgage origination business, but ceased operations in late 1993. EMC was subsequently dissolved on July 5, 1995.

         The Company was again inactive between the end of 1993 and June 1995, at which time the Company underwent a change of control. New directors were elected to the Company's board (the "Board") and in July 1995, the Board and a majority of shareholders approved a one for twenty reverse split, effective July 24, 1995. On November 27, 1995, the Company changed its name from Everest Funding to Everest Security Systems Corporation ("Everest Security") and entered into the home alarm installation and service business.

         On October 9, 1995, the Company entered into a stock purchase agreement ("Stock Purchase Agreement") with Specialty Device Installers, Inc. ("SDI"), a company incorporated under the laws of the State of Florida in August 1991. Under the terms of the Stock Purchase Agreement, the Company purchased all of the shares of SDI in exchange for 100,000 shares of Common Stock. The Stock Purchase Agreement also required the Company to enter into an employment contract with Frank Bauer for a term of five years commencing on October 1, 1995, presently at an annual salary of $62,400. Mr. Bauer is still serving as President of SDI pursuant to the terms of that employment agreement, but he is neither an officer of the Company nor a member of the Board. SDI provides installation services to third party security alarm companies, some of which are competitors of the Company. The Company has recently significantly downsized SDI in order to focus on its core business of alarm installation, monitoring, and related services.

         On January 15, 1996, the Company formed Federal Alarm Systems, Inc. ("FASI"), a wholly owned subsidiary organized under the laws of the State of Florida. FASI was established to provide monitoring services for the owners of burglar alarm systems installed by SDI, and to monitor and service purchased burglar alarm contracts. FASI is currently inactive.

         On August 15, 1996, the Company executed an Agreement and Plan of Merger with Guardian International, Inc. ("Guardian"), a Florida corporation. On August 28, 1996, Guardian merged with and into Everest (the "Merger"). Following the Merger, the Company changed its name to Guardian International, Inc. The Company's directors preceding the Merger resigned following the Merger, and the Directors of Guardian filled the vacancies on the Board. The Merger was a reverse acquisition for accounting purposes, with Guardian deemed the acquiror. For a further discussion of the accounting treatment of this transaction and its impact on information contained in the Company's Consolidated Financial Statements included in Item 7 of this Annual Report, refer to the first paragraph under the caption "Results of Operations" in Item 6, below.

MARKET OVERVIEW AND TRENDS

         The Company's target market consists of owners of single family residences, residential development communities where the Company has bulk service contracts, and commercial establishments.

         The security alarm industry is characterized by a high degree of fragmentation and currently is comprised mostly of a large number of small providers of alarm systems and services. A survey published by SDM MAGAZINE (formerly named SECURITY DISTRIBUTING AND MARKETING MAGAZINE) in May 1996 reported that in 1995, based upon information provided by its respondents, the 100 largest companies in the alarm industry accounted for approximately 23% of industry revenues. The Company believes that many smaller alarm service companies, because of their size, have higher overhead expenses as a percentage of revenues than the Company and lack access to capital on terms as attractive as those available to the Company. Moreover, due to a decline in security system installation prices over the last two years, security alarm companies participating in market growth are required today to make a substantial investment in each new subscriber; for example, security alarm companies sell equipment at below cost or transfer equipment gratuitously in the expectation of generating future monitoring revenues. Consequently, access to capital has become an increasingly important factor in a security alarm company's success.

         The residential security alarm market is also characterized by rapid growth, but a relatively low level of market penetration. The Company believes that several factors have spawned an increased demand for residential security alarm systems in the markets where the Company operates, including increased crime rates, increased public concern about crime, and the surge of insurance company discounts to homeowners who purchase alarm systems.

         Advances in digital communications technology have prompted some consolidation in the security alarm industry. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, in order to achieve a national or regional presence, alarm monitoring companies were required to maintain a large number of geographically dispersed monitoring stations. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has decreased the cost of providing alarm monitoring services and has substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the equipment available to subscribers in the residential and commercial markets. Digital technology has also enabled equipment manufacturers to build more features into security systems (i.e., remote user interface, lighting and heating controls, user programming features).

         Large, consumer-oriented companies in industries facing deregulation, including long distance and local telephone companies and electric and gas utilities (e.g. Entergy Corporation, Western Resources, Inc., and Ameritech Corporation), have demonstrated an increased interest in the security alarm industry over the last several years. The Company believes telecommunication and utility companies are interested in offering their customers additional services, including security services, as a means of enhancing customer loyalty and reducing future risk of losing customers in a fully competitive environment. The entrance by such large companies into the security alarm business poses the threat that such companies will engage in price wars with other companies in the security alarm industry. Such price wars, if they were to occur, could have a materially adverse effect on the Company's financial condition.

         The increased demand for security systems may also be attributable in part to the granting by insurance companies of discounts to homeowners who purchase alarm systems, and such discounts are typically greater when systems are monitored by a central station. In addition, insurance companies may require that businesses install an alarm system as a condition of insurance coverage.

BUSINESS STRATEGY

         The Company's strategy for growth has consisted primarily of the implementation of an aggressive and strategic acquisition plan. Between 1994 and 1996, prior to its merger into the Company, Guardian acquired a combination of twelve (12) alarm companies and/or portfolios of customer monitoring contracts from existing alarm companies. The financing for these acquisitions was derived from a seven million dollar ($7,000,000) credit facility with pre-merger Guardian's lender, which credit facility is currently the Company's. See Item 6
- "Credit Facility," below. These acquisitions enabled Guardian to more than double its annual retail account base in that two-year period.

         Management believes that numerous acquisition opportunities continue to be available, and the Company is pursuing, and intends to continue to pursue, acquisitions of alarm companies or portfolios of subscriber accounts, some of which may be significant to the Company's expected future growth. (See "Recent Developments," above.) Acquisitions of portfolios of accounts thus far has been achieved primarily through two methods: the "Independent Alarm Acquisition Program" and the "Dealer Program," both as described below.

         Under the Independent Alarm Acquisition Program, the Company acquires company accounts from independent alarm companies whose territories cover the southeastern United States. Under this Program, the independent alarm company solicits sales of the its own alarm systems from residential or commercial customers, who are also offered the option to enter into an agreement with the independent alarm company, in the independent alarm company's own name, for the provision of alarm monitoring and/or repair services, typically for a 60 month term, although the monitoring period may be shorter. The independent alarm company then sells the customer contract to the Company for an amount typically between 25 to 35 times the amount of MRR to be generated by the contract, or a proportionately smaller multiple of MRR if the contract is for less than 60 months. The costs of such acquisitions are accounted for at the fair value as of the date of acquisition and amortized over 10 years.

         Under the Dealer Program, the Company has many authorized dealers ("Dealers") whose territories cover the southeastern United States. Most of the Dealers are independent alarm companies performing under agreements to sell under the Company name, although in most cases the Dealer is not obligated under the agreement to sell exclusively for the Company. The Dealers are offered numerous support services including but not limited to marketing, equipment discounts, technical expertise and competitive purchase multiples. The Company's goal is to aid the Dealers in achieving performance goals, which in turn benefits the Company. Each Dealer solicits sales of the Dealer's own alarm systems from residential or commercial customers, who also may be offered the option to enter in an agreement for the provision of alarm monitoring and/or repair services, typically for 60 month term, although the monitoring period may be shorter. The Dealer can offer the provision of monitoring services to the customer under the name of the Company, under the Dealer's own name, or under any other independent alarm company name. In such cases where the customer contract for monitoring services is written under the name of the Company, the Company pays the Dealer a placement fee. In other cases where the customer contract is written under any providers name other than the Company, the Dealer sells the contract to the Company. The amount paid by the Company to the Dealer under either scenario described is typically between 25 to 35 times the amount of MRR to be generated by the contract, or a proportionately smaller multiple of MRR if the contract is for less than 60 months. The amount paid to Dealers is capitalized and amortized over 10 years.
                                                                              8

         Under both the Independent Alarm Acquisition Program and the Dealer Program, the independent alarm company or the Dealer, as the case may be (collectively referred as the "Contract Seller"), is required to guarantee that a minimum number of payments (usually between 12 and 18 monthly payments) will be received by the Company from the customer (the "Minimum Payment Period"), and that customers will pay any amounts owed within 90 days during such Minimum Payment Period. If the guaranteed number of payments is not received by the Company, or if a customer is late in paying any amounts due for a period exceeding 90 days, the Contract Seller must replace the subscriber contract with a new contract of equal original duration and MRR. In order to ensure that such Contract Seller guarantees are met, the Company typically withholds an average of 10% of the payment made to the Contract Seller at the inception of the transaction (referred as a "holdback"). After the guarantee period lapses, the Company will pay the Contract Seller any holdback monies due.

         Another source of revenue growth is the Company's internal sales department. The Company has various retail marketing programs in place intended to generate additional subscribers. One such program is a customer referral program pursuant to which new customers are generated by referrals from the Company's existing and continually increasing customer account base. These "referral accounts" enable the Company to increase its revenue at a much lower cost than traditional marketing methods. In addition, the Company is evaluating its current retail sales and marketing programs, and is considering significantly increasing its efforts in these areas.

         Management is hopeful that significant additional revenue sources will be generated from the Company's bulk service communities builder projects. The Company currently has a total of over two thousand seven hundred (2,700) homes under either seven (7) or ten (10) year master association contracts ("Master Contracts") with two large development companies. Each Master Contract calls for Company-installed alarms to be monitored by the central station with one bill each month to the relevant master homeowners association. Closings on homes located in these developments began in the first quarter of 1996 and will continue for the next four (4) years. Guardian's revenue under a Master Contract increases incrementally with each closing. Management anticipates that upon completion of the two development projects, the Company will generate over forty thousand dollars ($40,000) in additional MRR under the Master Contracts; there can be no assurances, however, as to the completion of these projects or the realization of the additional MRR.

EQUIPMENT AND TECHNOLOGY

         Prior to its merger with the Company, Guardian, during the first quarter of 1996, completed hardware and software upgrades to its security monitoring system. These improvements included the addition of memory to the Data General/Aviion machines, the Company's redundant file servers, and the implementation of automation improvements that have increased overall efficiency and reduced monitoring costs. The Company expects to upgrade its security monitoring system periodically as necessary to keep up with technological advances.

         The Company currently operates under the MAS 5.50.14 version, for its automation, service and billing system. The Company is one of the few companies in the United States to incorporate integrated MAS fax technology. This gives the Company the ability to automate numerous aspects of information that were previously processed manually. In addition, such technological advancements as the provision of alpha-numeric alarm indications and the use of security industry-specific software such as MASTrak and MASLink, gives the Company's off-site locations the ability to process data efficiently with little or no human interaction.
                                                                              9

         The Company's central monitoring system currently has the capacity to monitor up to approximately two hundred thousand (200,000) subscribers with moderate upgrades to the storage and processor capacity of its existing hardware system. Moreover, the operating facility would require little or no physical changes to accommodate such a volume of accounts. (For information regarding the Company's plans to expand its administrative office space at the central monitoring facility, see Item 2, below.)

MARKETING

          A large portion of the Company's marketing activities have consisted of referrals and a limited amount of advertising. The Company recognizes the need for a full blown marketing and sales strategy to maximize its market penetration as well as to maintain customer service. Consequently, while the Company expects to continue to rely on customer referrals, management expects the Company's main marketing focus will be on the expansion of a direct sales force.

COMPETITION

         Competitive conditions vary within each segment of the security industry. The largest segment is composed of security system dealers. Most of these companies can be described as having fewer than twenty employees, averaging one hundred fifty to eight hundred fifty (150- 850) accounts, are usually under capitalized, are owner-managed and do not have their own central monitoring stations.

         According to a 1995 survey conducted by SDM MAGAZINE (published in May
1996), the one hundred (100) largest companies in the security industry account for approximately twenty three percent (23%) of the industry's total revenue. Therefore, the majority of the industry revenue is generated by smaller alarm service companies.

         The segment of the industry composed of central monitoring services is characterized by a small number of companies that provide both wholesale and retail monitoring. The barriers to entry in this segment are high due to the large investment required to equip and conform the facilities for UL approval. This segment is divided into national and regional firms. The smaller regional companies have difficulty competing with the larger national firms due to higher overhead, the inability to purchase service and equipment on volume discounts, and, often, the lack of capital to make acquisitions. However, the Company believes that large regional companies are at a competitive advantage relative to large national companies; these large national companies provide sales and/or leases, installations and service of security systems and provide central monitoring services, but typically provide only retail monitoring for security systems installed by them. They generally do not enter the wholesale market. In contrast, regional companies typically provide wholesale monitoring services to other regional and local alarm companies that are unable to supply the monitoring function for the security systems which they sell. (See "Wholesale Monitoring Program", above, for a discussion of the Company's Wholesale Monitoring Program.)

         There are a number of larger companies which may have significantly greater capital and resources than the Company. (See also Item 1 - "Market Overview and Trends", above, for a discussion of competition from large companies in other industries). The following chart reflects the size of the nine largest alarm companies. The information was obtained from the May 1996 issue of SDM MAGAZINE (formerly SECURITY DISTRIBUTING & MARKETING MAGAZINE).

                                   1995 REVENUE
COMPANY                            (IN MILLIONS)          NUMBER OF ACCOUNTS
-------------------------------   ---------------         ------------------
ADT Security                         $814                       1,039,000
Wells Fargo Alarm Services           $255                         146,000
Security Link from Ameritech         $250                         344,000
Honeywell                            $223                         190,000
Brinks Home Security                 $128                         378,700
Westinghouse Security Systems        $115                         266,000
Rollins Protective Services          $ 66                         120,000
ASH, USA                             $ 64                          33,000
Westec Security                      $ 62                          62,000

GOVERNMENT REGULATION

         The Company's operations are subject to federal, state, county and municipal laws, regulations and licensing requirements. SDI has an unlimited electrical contractor license as required by the State of Florida. In addition, the Company believes it has all municipal and city licenses required to operate in Dade, Broward, and Palm Beach Counties (all in Florida).

         Because the Company operates a central monitoring station and installs burglar and fire alarms, the State of Florida requires that the Company's employees directly involved in the monitoring of customers and provision of field repair services complete a certification program, and that the Company maintain a license to conduct its monitoring business. The Company believes that it holds the necessary licenses to conduct its business and that it is in compliance with all licensing and regulatory requirements in each jurisdiction in which it operates to date.

         The Company relies on the use of telephone lines and radio frequencies to transmit signals and relay alarm calls. The cost and type of equipment that may be employed for telephone lines is regulated by the federal and state governments. The use and operation of radio frequencies is regulated by the Federal Communications Commission and the state public utilities commissions.

TRADEMARKS

         During fiscal year 1996, the Company filed applications with the United States Patent and Trademark Office to register the marks Guardian International(TM) and Gibraltar Security Alarm Systems(TM). The Company believes that its trademarks are important to the marketing of its security alarm services and the establishment of a strong identity with its customers. No assurance can be given that the Company will be able to successfully enforce or protect its rights to its trademarks in the event that any of them is subject to third-party infringement.

EMPLOYEES

         At December 31, 1996, the Company employed 86 individuals, all of whom were full-time employees. As a result of the Company's recent downsizing of SDI, the Company terminated 35 employees during the first quarter of 1997. For additional information relating to the downsizing of SDI, see the information under the caption "Installation Services to Third Party Alarm Companies (SDI)," above. Any future increase in the number of employees will depend upon growth of the Company's business. (See Item 1 - "Recent Developments," above.)

         Currently, none of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company and management believe that the Company's relations with its employees are satisfactory.

RESEARCH AND DEVELOPMENT AND ENVIRONMENTAL ISSUES

         The Company does not conduct any research and development activity. To the Company's knowledge, the Company is not presently confronted by any environmental issues.

ITEM 2.                    DESCRIPTION OF PROPERTY

         The Company leases its corporate headquarters from Guardian Investments, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers, and principal shareholders of the Company. (See
Item 12 -- "Certain Relationships and Related Transactions," below.) The property, a six thousand (6,000) square foot building which holds the Company's central monitoring facility, is located at 3880 N. 28 Terrace, Hollywood, Florida 33020. The telephone number is (954) 926-5200. The lease will expire on December 31, 1999, but the Company has an option to renew for an additional five years under the same terms and conditions. The annual rental is approximately fifty one thousand dollars ($51,000), with annual increases not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from unaffiliated third parties.

         The Company is currently arranging a modification of the lease on its corporate headquarters to expand its administrative office space by six thousand (6,000) square feet. The Company expects that the amended lease will be on terms no less favorable to the Company than under the existing lease, and that the rent under the amended lease would be increased proportionately to the increased space.

         SDI leases a two thousand five hundred (2,500) square foot office/warehouse facility located at 823 NW 57th Street, Fort Lauderdale, Florida 33309. It is a one-year lease which expires in May 1997. The rent is one thousand five hundred twenty two dollars ($1,522) per month. SDI also has another one-year lease, expiring in June 1997, for an office at 417 Whooping Loop, Suite 1745, Altamonte Springs, Florida 32701. The Altamonte Springs office is one thousand seven hundred fifty (1,750) square feet (together with the lease on the premises at 823 NW 57th Street in Ft. Lauderdale, the "SDI Leases"). The rent is seven hundred fifty dollars ($750) per month. Concomitantly with the downsizing of SDI in the first quarter of 1997, the Company relocated SDI's entire operations to the Company's headquarters in Hollywood, Florida. Consequently, the Company does not intend to renew either of the SDI Leases.

OWNERSHIP OF REAL ESTATE

         The Company does not own any real estate at this time.

ITEM 3.                    LEGAL PROCEEDINGS

         Each of the Company and SDI experiences routine litigation in the normal conduct of its business. Neither the Company nor SDI believes that any such pending litigation will have, individually or in the aggregate, a material adverse effect on its respective business or financial condition.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through proxy or otherwise, during the fourth quarter ended December 31, 1996. As set forth in the Company's Definitive Information Statement on Form 14C filed with the SEC on November 14, 1996 (the "Definitive Form 14C"), Richard, Harold, Sheilah and Rhonda Ginsburg (the "Ginsburgs"), who owned or controlled sixty-two percent (62%) of the outstanding shares of Common Stock as of September 10, 1996, approved by written consent approved in November 1996, the filing of amendments to the Company's Certificate of Incorporation (i) to change the name of the Company to Guardian International, Inc. and (ii) to authorize two new classes of Common Stock, Class A Voting Common Stock and Class B Nonvoting Common Stock and establish the relative rights, powers and limitations of the Class A and Class B Common Stock. (See Exhibit ___ hereto.)

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Common Stock has been publicly traded under the symbol "GIIS" since November 1996 through the National Quotation Bureau's National Daily Quotation Price Sheets . Prior to the merger of Guardian into the Company, the Common Stock (Everest Security common stock) was traded under the symbol EVST.

         To the best of the Company's knowledge, there are presently ten (10) market-makers. A public trading market for the Common Stock having the characteristics of depth, liquidity and orderliness, depends on the existence of market-makers as well as the presence of willing buyers and sellers. There can be no assurance that these market-makers will continue to make a market for the Common Stock. If the market-makers discontinue making a market for the Company, the Common Stock would possess virtually no liquidity.

          The following table sets forth the high and low closing prices of the Common Stock for the fiscal periods indicated below, as reported by the National Quotation Bureau during such periods. The prices reflect inter-dealer prices without retail mark-up, mark-down, quotation, or commission. The figures do not necessarily represent actual transactions.
                                                                             13

         1995
         First Quarter              $.011                     $.01
         Second Quarter             $.06                      $.05
         Third Quarter              $2 9/16*                  $1/2*
         Fourth Quarter             $3                        $2

         1996
         First Quarter              $3 9/16                   $3
         Second Quarter             $4 7/8                    $3 1/4
         Third Quarter              $5                        $4 1/8
         Fourth Quarter             $2 1/2                    $1 3/4

         * Following a 1-for-20 reverse split of the Company's Common Stock, effective July 24, 1995.

         The Company is presently authorized to issue one hundred million (100,000,000) shares of Class A Common Stock, $0.001 par value per share, of which six million four hundred fifty three thousand eight hundred four (6,453,804) shares are issued and outstanding as of the date of this filing. The Company is authorized to issue 484,035 shares of Class B Common Stock, $0.001 par value per share, of which 484,035 shares are issued and outstanding as of the date of this filing.

         Pursuant to the terms of the agreement and plan of merger by and among the Company, Guardian, and Guardian's principal shareholders (the "Merger Agreement"), the shareholders of Guardian prior to its merger into the Company are entitled to receive an additional one million (1,000,000) million shares of Common Stock, presently held in escrow by the Company's counsel, Navon, Kopelman & O'Donnell, P.A., as escrow agent ("Escrow Agent"). Specifically, pursuant to
Section 9.2 of the Merger Agreement, in order to secure the obligation of G.M. Capital Partners, Ltd. ("G.M. Capital") to raise an additional $7,000,000 in equity capital, International Treasury and Investments, Ltd., a British Virgin Islands corporation and an affiliate of G.M. Capital, pledged one million shares of Common Stock (the "Pledged Shares") to the shareholders of the pre-merged Guardian (the "Pre-Merger Guardian Shareholders"). Further, pursuant to the terms of Section 9.2, the Escrow Agent was authorized to deliver the Pledged Shares to the Pre-Merger Guardian Shareholders if the additional capital was not deposited with the Company within 60 days of the closing date of the Merger (the "Outside Date"). The additional capital was not deposited on or prior to the Outside Date, and, therefore, the Pre-Merger Guardian Shareholders, which include the Company's principal shareholders at present, are entitled to receive the Pledged Shares proportionately to their ownership in the pre-merged Guardian. As of the date of this filing, the shares are being held for the benefit of the Pre-Merger Guardian Shareholders by the Escrow Agent.

         In connection with the merger of Guardian into the Company, Heller received 484,035 shares of Class B Nonvoting Common Stock in exchange for certain capital appreciation rights with respect to the common stock of pre-merger Guardian held by Heller.

         Pursuant to the terms of an agreement entered into among the Pre-Merger Guardian Shareholders and Heller, as a result of G.M. Capital's failure to raise the additional $7,000,000 in equity capital the Pre-Merger Guardian Shareholders are required to transfer one hundred and fifty thousand (150,000) shares of Class B Nonvoting Common Stock to Heller. In order to fulfill this commitment, an amendment to the Company's Articles of Incorporation will be required to authorize additional shares of Class B Nonvoting Common Stock.

DIVIDENDS

         The Company has not declared any cash dividends since its inception, and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business. In addition to the self-imposed restriction on the payment of dividends resulting from the Company's own policies, the payment of dividends is currently restricted pursuant to the terms of the existing credit facility with Heller, and is likely to remain subject to such restriction for the foreseeable future. For additional information regarding the Heller credit facility, see information under the caption "Credit Facility," in Item 6, below.

          Assuming the restrictions on dividends under the credit facility (or under the New Credit Facility) do not prohibit it, the payment of any future dividends rests within the discretion of the Board, subject to the conditions then existing, including the Company's earnings, capital requirements, financial condition, and other relevant factors.

TRANSFER AGENT

         The transfer agent for the Common Stock is Interwest Transfer Company, 1981 E. Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117.

RECENT SALES OF UNREGISTERED SECURITIES

         On June 7, 1995, the Company issued twenty million (20,000,000) shares of Common Stock for one hundred thousand (100,000) shares of J.A. Industries, Inc. valued at One Hundred Thousand Dollars ($100,000). The shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in a private placement to International Treasury & Investments Ltd.

                                                                                                     AGGREGATE
                                                                      NUMBER OF                    CONSIDERATION
          PURCHASER                 DATE OF PURCHASES               COMMON SHARES                       PAID

International Treasury                    6/7/95           20,000,000 (before the 1          $100,000 in J.A.
& Investments Ltd.                                         for 20 reverse split)             Industries stock

         On July 5, 1995, the Company issued 3,975,000 shares of Common Stock to three individuals (or entities owned or controlled by such individuals) for par value. Two of the individuals were officers and directors of the Company. The issuance was exempt from registration in accordance with Rule 701 of the Securities Act of 1933. The shares were issued as compensation for services rendered or to be rendered.
                                                                             15


                                                                                                     AGGREGATE
                                                                       NUMBER OF                   CONSIDERATION
           PURCHASER                 DATE OF PURCHASES               COMMON SHARES                      PAID
           ---------                 -----------------               -------------                      ----
427968 B.C. Ltd. (1)                       7/5/95           1,325,000 (prior to 1:20                   $1,325
                                                            reverse split)

Knight Financial Ltd. (2)                  7/5/95           1,325,000 (prior to the                    $1,325
                                                            1:20 reverse split)

Steven A. Sanders                          7/5/95           1,325,000 (prior to the                    $1,325
                                                            1:20 reverse split)

         In October 1995, the Company issued 500,000 shares of Common Stock at $2.00 per share. The issuance was exempt from registration pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued in a private placement to accredited investors.

                                                                                                      AGGREGATE
                                                                           NUMBER OF                CONSIDERATION
              PURCHASER                    DATE OF PURCHASES             COMMON SHARES                   PAID
              ---------                    -----------------             -------------                   ----
427968 B.C. Ltd.                                10/13/95                     50,000                     $100,000
427968 B.C. Ltd.                                10/17/95                     10,000                      $20,000
Royal Bank of Scotland (3)                      10/30/95                    100,000                     $200,000
Anne Huber                                      10/31/95                     15,000                      $30,000
Rodney Adler                                    12/04/95                    100,000                     $200,000
Tiger Eye Investments                           12/15/95                     75,000                     $150,000
[Cayman] Ltd. (4)

International Treasury &                        12/15/95                     75,000                     $150,000
Investments Ltd. (5)

Langara Capital Foundation (6)                  12/15/95                     75,000                     $150,000

         In November 1995, the Company issued one hundred thousand (100,000) shares of Common Stock at $0.01 per share to Frank Bauer in accordance with the terms of the purchase agreement of SDI. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

----------------------
(1)      427968 B.C. Ltd. is controlled by J.A. Michie.
(2)      Knight Financial Ltd. is controlled by Robert Knight.
(3) Royal Bank of Scotland purchased shares for clients of the bank, identities unknown.
(4)      Tiger Eye Investments (Cayman) Ltd. is owned by Campbell Nominees, Ltd.
(5) International Treasury & Investments is owned by Warwyck Nominees, Ltd., identity unknown, and an affiliate of G.M. Capital Partners, Ltd.
(6) Langara Capital Foundation is owned by Linchenstein Trust, administered by J.A. Michie.


                                                                                                      AGGREGATE
                                                                      NUMBER OF                     CONSIDERATION
          PURCHASER                 DATE OF PURCHASES              COMMON SHARES                        PAID
          ---------                 -----------------              -------------                    -------------

Frank Bauer                               11/95                        100,000                         $1,000

         On March 12, 1996, the Company issued thirty thousand (30,000) shares of Common Stock to employees and directors of the Company as payment for their services. The issuance was exempt from registration under Section 4(2) of the Securities Act.

                                                                                                     AGGREGATE
                                                                      NUMBER OF                    CONSIDERATION
          PURCHASER                 DATE OF PURCHASES               COMMON SHARES                       PAID
          ---------                 -----------------               -------------                  -------------
Frank Bauer                              3/12/96                        10,000                          $100
Gary Liscio                              3/12/96                         5,000                          $ 50
Harvey Doischen                          3/12/96                         5,000                          $ 50
Karl Gelbard                             3/12/96                        10,000                          $100

         On August 14, 1996, the Company issued a total of one million (1,000,000) shares of Common Stock at $3.50 per share to the following institutions. The issuance was exempt from registration under Regulation S promulgated under the Securities Act.


                                                                                                     AGGREGATE
                                                                      NUMBER OF                    CONSIDERATION
           PURCHASER                 DATE OF PURCHASES              COMMON SHARES                       PAID
           ---------                 -----------------              -------------                  -------------
Bank of Austria
(Switzerland)                             8/14/96                       15,000                         $52,500

Bank Leu                                  8/14/96                       60,000                        $210,000

Coutts & Co. AG Zurich                    8/14/96                       15,000                         $52,500

Credit Suisse                             8/14/96                      170,000                        $595,000

Darier Hentsch Private
Bank & Trust                              8/14/96                       30,000                        $105,000

FAI Overseas Investments                  8/14/96                      200,000                        $700,000

Royal Bank of Scotland                    8/14/96                      400,000                      $1,400,000

Swiss Bank Corp.                          8/14/96                      110,000                        $385,000

                                                                             17

         On October 4, 1996, pursuant to a Plan and Agreement of Merger between the Company (then known as Everest Security Systems Corporation) and Guardian International, Inc., a Florida corporation ("Old Guardian"), three million two hundred twenty-six thousand nine hundred two (3,226,902) shares of Common Stock were issued to the shareholders of Old Guardian in exchange for all of the outstanding shares of common stock of Old Guardian. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

                                                                  NUMBER OF
           PURCHASER            DATE OF PURCHASES               COMMON SHARES
           ---------            -----------------               -------------

Harold Ginsburg                      10/04/96                      903,533
Rhonda Ginsburg                      10/04/96                      629,245
Richard Ginsburg                     10/04/96                      629,246
Sheilah Ginsburg                     10/04/96                      903,533
Robert and Nancy Kasky               10/04/96                      161,345


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a description of such risks and uncertainties, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward-Looking Statements," which information is incorporated herein by reference.

OVERVIEW

         The majority of the Company's revenues is derived from recurring payments for the monitoring of security systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenues is derived from the sale and installation of security systems, servicing of such installed systems, and from third party subcontract installation revenue. Monitoring and service revenues are recognized as the service is provided. Installation revenue is recognized when the required work is completed. All direct installation costs, which include equipment, labor and installation overhead, and selling and marketing costs, are generally expensed in the period when incurred. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment is capitalized to property and equipment and amortized over seven years.

         Alarm monitoring revenues generate a significantly higher gross margin than do the other services provided by the Company. During Fiscal Year 1996, installation and service revenues generated only negligible gross margins. Management believes, however, that such installation and service activity is necessary for the generation and retention of alarm monitoring subscribers.
                                                                             18

         All direct external costs associated with purchases of subscriber accounts (primarily through the Independent Alarm Acquisition Program and Dealer Program) are capitalized and amortized over 10 years on a straight-line basis. In contrast, the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's internal sales force are generally expensed in the period in which incurred. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment is capitalized to property and equipment and amortized over seven years. To date, the Company has not had a large internal sales force, and the number of subscriber accounts generated internally during fiscal 1996 was not material. In the future, if the Company expands its internal sales operations, as anticipated, the accounting treatment for such internally generated revenues would result in higher operating expenses in the period such revenues are generated, but lower amortization expenses as a percentage of revenues.

         Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and the resulting decreased monitoring revenue. Net attrition for a given period of time is defined as the number of accounts disconnecting service during the period in question, net of any replacement of such subscriber by means of Dealer or independent company replacement during the guarantee period, or by other account replacement methods employed by the Company; these methods might include, for example, the solicitation of monitoring contracts from new occupants (where attrition is attributable to customer relocation). Net subscriber attrition of the Company's own customers during fiscal years 1996 and 1995 was less than 10%.

         Amounts paid to independent alarm companies and Dealers are capitalized and amortized over ten years. If a customer signed on by an independent alarm company or Dealer is lost and not replaced, the unamortized contract amount is written off. Such write offs are included in amortization of customer contracts in the accompanying Statements of Operations.

         MRR represents the monthly recurring revenue the Company is entitled to receive under subscriber contracts in effect at the end of the period. Included in MRR and the number of subscribers are amounts associated with subscribers with past due balances. The Company maintains the policy and practice of expending every economically feasible effort to preserve the revenue stream associated with these contractual obligations. To this end, the Company actively works both towards the collection of amounts owed and the retention of subscribers. In certain instances, this collection and evaluation period may exceed six months in length. When, in the judgment of the Company's collection personnel, all reasonable efforts have been made to collect balances due and certain legal steps are taken to ensure proper cancellation of the relevant monitoring contract, nonpaying subscribers are disconnected from the Company's monitoring center and are included in the calculation of net subscriber and MRR attrition.

RESULTS OF OPERATIONS

         As discussed in various portions of this Annual Report, including Note 2 of the Notes to Consolidated Financial Statements of the Company set forth in
Item 7 herein, the Company is the surviving corporation of a merger of Guardian with the Company's predecessor, Everest Security, which was consummated on August 28, 1996. (See Item 1- "History," above.) The transaction was a reverse acquisition for accounting purposes, with Guardian deemed to be the acquirer. The financial results for the fiscal year ended 1996 include the consolidated balance sheet of the surviving entity as of December 31, 1996; the statement of operations and of cash flows include Guardian's figures for the entire twelve month period, but include SDI's figures only from the date of merger (August 28, 1996).

The results for the fiscal year ended December 31, 1995 include the accounts and activity strictly of Guardian.

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1996              1995
                                                         ----              ----
Revenues:

    Monitoring                                           74.2              87.3
    Installation and service                             25.8              12.7
                                                       -------           -------
                                                        100.0             100.0
Total revenues

Operating expenses (as a percentage of revenues):

    Monitoring                                           13.8              27.3
    Installation and service                             25.6              12.7
    General and administrative                           40.0              53.0
                                                       -------           -------
                                                         79.4              93.0

Income before interest expense,
   amortization, and depreciation

   (as a percentage of revenues)                         20.6               7.0

Interest expense (as a percentage of revenues)           15.5              13.4
Amortization of customer contracts (as a
  percentage of revenues)                                16.0               8.0
Depreciation and amortization (as a percentage
  of revenues)                                            5.4              10.4
                                                        -------           ------
                                                         36.9              31.8
                                                        -------           ------
Net loss (as a percentage of revenues)                  (16.3)            (24.8)
                                                        =======           ======

FISCAL 1996 COMPARED TO FISCAL 1995

         Total revenues for the fiscal year ended December 31, 1996 ("Fiscal Year 1996") increased 231% to $3.6 million, from $1.1 million for the fiscal year ended December 31,1995 ("Fiscal Year 1995"). Monitoring revenues increased by 182% to $2.7 million during Fiscal Year 1996, from $953,000 during Fiscal Year 1995. Installation and service revenues increased by 571% to $935,000 during Fiscal Year 1996, compared to $139,000 during Fiscal Year 1995. Total retail subscribers numbered approximately 7,900 at December 31, 1996, compared to approximately 4,000 at December 31, 1995, a net increase of 98%. The increase in revenues and number of subscribers from Fiscal Year 1995 to Fiscal Year 1996 is primarily attributable to the Company's ongoing Independent

Alarm Acquisition Program and Dealer Program, and the acquisition during the first quarter of Fiscal Year 1996 of Gibraltar, which added approximately 1,250 retail subscribers and continues to add new accounts through Gibraltar's internal sales force. Additionally, during Fiscal Year 1996 SDI provided approximately $520,000 in installation and service revenue subsequent to the merger of Guardian and Everest.

         Operating expenses for Fiscal Year 1996 increased 183% to $2.9 million, from $1.0 million during Fiscal Year 1995. Monitoring expenses increased 67% to $499,000 during Fiscal Year 1996, compared to $298,000 during Fiscal Year 1995. The increase in monitoring costs from Fiscal Year 1995 to Fiscal Year 1996 was a result of the significant increase in monitoring revenues and number of subscriber accounts (see previous paragraph). As a percentage of monitoring revenues, however, monitoring expenses decreased to 19% in Fiscal Year 1996, compared to 31% in Fiscal Year 1995. The decrease in monitoring expenses as a percentage of monitoring revenue is attributable to the Company's state-of-the-art monitoring facility, which currently is configured to monitor up to approximately 50,000 subscribers, and up to 200,000 subscribers with moderate upgrades. Though the ongoing costs of monitoring will increase as the number of subscriber accounts increase, such costs will not increase proportionately to the increase in MRR. The Company expects monitoring costs to continue to decrease as a percentage of monitoring revenue until such time as the central monitoring facility is at or near capacity. Installation and service costs for Fiscal Year 1996 increased by 569% to $926,000, compared to $139,000 during Fiscal Year 1995. Included in installation and service costs during Fiscal Year 1996 is approximately $398,000 incurred by SDI subsequent to the merger of Guardian and Everest. The increase in total installation and service costs from Fiscal Year 1995 to Fiscal Year 1996 were the result of a similar percentage increase in related revenues from Fiscal Year 1995 to Fiscal Year 1996 (see previous paragraph). As a percentage of installation and service revenue, such costs were 99% in both Fiscal Year 1996 and Fiscal Year 1995. The Company does not now generate, nor does it anticipate generating in the future, any appreciable margins or profits from installation and service activity, but such activity is necessary to the generation and retention of alarm monitoring subscribers.

         General and administrative ("G&A") costs increased by 151% to $l.5 million in Fiscal Year 1996, compared to $579,000 during Fiscal Year 1995. Included in G&A costs during Fiscal Year 1996 is approximately $246,000 incurred by SDI subsequent to the merger of Guardian and Everest. The increase in G&A costs from Fiscal Year 1995 to Fiscal Year 1996 is related primarily to the Company's growth in revenue, resulting in an increase in the Company's overhead cost structure. Additionally, there were certain nonrecurring costs incurred in connection with the merger of Guardian and Everest. As a percentage of total revenues, G&A decreased to 40% in Fiscal Year 1996 compared to 53% in Fiscal Year 1995. As with monitoring costs, discussed above, the Company does not anticipate a proportionate increase in G&A as a percentage of revenues as subscriber revenue hopefully increases in the future.

         Interest expense increased 283% to $561,000 during Fiscal Year 1996, compared to $146,000 during Fiscal Year 1995. The increase in interest expense was the result of additional debt incurred primarily in connection with the cost of acquiring subscriber accounts. The total number of retail subscriber accounts increased from approximately 4,000 as of December 31, 1995 to approximately 7,900 as of December 31, 1996. The majority of such subscriber acquisition costs, amounting to $3.3 million, were financed by Heller. Total borrowings under the Heller credit facility increased from $1.9 million as of December 31, 1995 to $5.0 million as of December 31, 1996. As of March 26, 1997, the Company has $5,360,697 of borrowings under the Heller credit facility.

         Amortization of customer contracts increased 558% to $578,000 during Fiscal Year 1996, compared to $88,000 during Fiscal Year 1995. The increase in such costs from 1995 to 1996 resulted from the increase in the amount of capitalized customer contracts, which increased from a net balance of
                                                                             21

$2.1 million at December 31, 1995 to $5.1 million at December 31, 1996. The amortization of such costs is over 10 years, unless a contract is canceled and not replaced by the corresponding independent alarm company or Dealer, or otherwise, in which case the remaining unamortized balance is written off (charged to amortization expense). Included in such amortization costs are $138,000 and $0 for Fiscal Year 1996 and Fiscal Year 1995, respectively, relating to customer attrition, discussed in "Overview", above.

         Depreciation and amortization increased by 73% to $196,000 during Fiscal Year 1996, compared to $113,000 during Fiscal Year 1995. Such costs include depreciation of property and equipment (the gross balance of which increased from $422,000 at December 31, 1995 to $785,000 at December 31, 1996 as a result of the Company's continued expansion activities and the merger of Guardian and Everest, which resulted in additional property and equipment being acquired), amortization of goodwill recorded in connection with the merger of Guardian and Everest (such gross amount totaling $1.2 million which is being amortized over 10 years), and amortization of certain other intangible assets.

         Net loss increased by 118% to $590,000 during Fiscal Year 1996, compared to $270,000 during Fiscal Year 1995.

CREDIT FACILITY

         On November 16, 1994, Guardian, prior to its merger into the Company, entered into a $7,000,000 Loan and Security Agreement with Heller primarily for the purpose of borrowing funds to acquire customer accounts (the "Credit Facility"). Borrowings under the Credit Facility bear interest at 3% above the prime rate, and the Company is required to pay a funding fee of 1% of any amounts borrowed. The loan is collateralized by the Company's assets and secured by the personal guaranties of Harold and Sheilah Ginsburg, both of whom are directors, officers, and principal shareholders of the Company. The Credit Facility has a maturity date of November 30, 1999. Credit availability under both the Credit Facility and the New Credit Facility is subject to certain "Borrowing Base" limitations (as such term is defined in the Credit Facility and would be defined under the contemplated New Credit Facility).

         The Company must renew with Heller, on an annual basis, its ability to draw against any remaining unfunded portion of the Credit Facility. Heller's current commitment to fund expires on December 31, 1997. As discussed in Item 1, under the caption "New Developments," the Company is currently renegotiating the Credit Facility with Heller to increase the maximum credit availability to $15 million. The maximum credit availability under the New Credit Facility would be further increased to $20 million at such time as the Company achieves a Tangible Net Worth (as defined under the contemplated terms of the New Credit Facility) of $5 million, provided that there have been no defaults. There can be no assurances, however, that the Company will successfully renegotiate the credit facility, or that the Company will achieve a Tangible Net Worth (as defined) of $5 million.

         The Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders. At December 31, 1996 and 1995, the Company did not comply with certain conditions of the Credit Facility for which waivers were obtained from Heller (See Exhibits 10(k) and 10(l) hereto.)

         Borrowings under the Credit Facility amounted to $5.0 million as of December 31, 1996, and to $5,360,697 as of March 26, 1997.

         For information regarding Heller's ownership of certain shares of Class B Nonvoting Common Stock and its right to receive additional Class B shares see
Item 5, above.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed in various portions of this Annual Report , the surviving Company is the result of a merger of the predecessor Guardian International, Inc. ("Guardian") with Everest Security Systems Corporation ("Everest"), which occurred on August 28, 1996. Everest
                                                                             22
conducted a private placement in August 1996 under Regulation S promulgated under the Securities Act of 1933 of 1,000,000 shares of Common Stock for $3.50 per share. Everest received proceeds of approximately $3.0 million net of related costs of the private placement. Subsequent to the merger of Guardian and Everest, approximately $1.8 million was paid to Harold Ginsburg, a former shareholder of Guardian, in repayment of certain loans to the pre-merged Guardian and as a return of capital, and approximately $1.2 million remained within the Company for working capital purposes.

         During fiscal 1994 the pre-merged Guardian entered into a $7 million credit facility with Heller, with a maturity date of November 30, 1999. (See "Credit Facility," immediately above.) The Credit Facility is used primarily for acquisitions of customer subscriber accounts. Borrowings under the Credit Facility amounted to $5.0 million as of December 31, 1996, and to $5,360,697 as of March 26, 1997. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Heller credit facility. The Company believes it has an excellent relationship with Heller, and is presently negotiating an increase in the facility to $15 million, and, subject to the Company's achieving a Tangible Net Worth (as defined under the contemplated terms of the New Credit Facility of $5 million, would be further increased to $20 million. (See "Recent Developments" in Item 1 of this Annual Report.)

         At December 31, 1996, the Company had working capital of $841,000, and a current ratio of 2.1 to 1, compared to a working capital deficit of $136,000 and current ratio of .56 to 1 at December 31, 1995. Net cash flow provided by (used in) operating activities during Fiscal Year 1996 and Fiscal Year 1995 was $213,000 and ($178,000), respectively. The Company incurred a net loss of $590,000 during Fiscal Year 1996, compared to a net loss of $270,000 during Fiscal Year 1995; however, included in such losses was depreciation and amortization totaling $773,000 during Fiscal Year 1996, compared to $201,000 during Fiscal Year 1995. Net cash used in investing activities was $359,000 during Fiscal Year 1996, comprised primarily of acquisition of customer accounts of $3.3 million offset by $3.2 million of cash received in the merger of Guardian and Everest (such amount coming from the net proceeds from the Regulation S common stock offering as described above). Net cash used in investing activities was $1.7 million during Fiscal Year 1995, comprised primarily of acquisition of customer contracts. Net cash provided by financing activities was $1.2 million during Fiscal Year 1996. The primary items included in such financing activities during Fiscal Year 1996 were net proceeds from Heller of $3.1 million, offset by a payment to Harold Ginsburg, a former majority shareholder of Guardian (and presently a principal shareholder of the Company)in repayment of loans to pre-merger Guardian and as a return of capital of $1.8 million. Net cash provided by financing activities during Fiscal Year 1995 was $1.9 million, comprised primarily of net proceeds from Heller. For the various reasons specified, the Company's cash balance amounted to $1.0 million at December 31, 1996, compared to $14,000 at December 31, 1995.

         The Company does not currently have any significant commitments for capital outlays. As discussed in Item 1. - "Recent Developments," however, the Company has entered into a nonbinding letter of intent to merge with another company of similar size. If the merger occurs, the Company will assume an estimated $4.3 million, in debt, consisting primarily of a bank loan due in December 1997. The Company is discussing with Heller the possible prepayment of the bank loan by borrowing the necessary funds under its existing credit facility with Heller should the merger transaction occur. In addition, the Company estimates it would incur technical and operational costs of approximately $300,000 and professional and other related fees of approximately $125,000 to effectuate the merger.

         Also as discussed in Item 1. - "Recent Developments," the Company has executed a nonbinding letter of intent to acquire the assets of another company. If the Company proceeds with the contemplated asset purchase, it would incur approximately $2.2 million in additional debt, to fund the cash portion of the consideration that would be paid to the seller.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial customers. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for potential credit losses.

ITEM 7.                    FINANCIAL STATEMENTS







                          GUARDIAN INTERNATIONAL, INC.

              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                                                             25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GUARDIAN INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of GUARDIAN INTERNATIONAL, INC. and subsidiary ("the Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GUARDIAN INTERNATIONAL, INC. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       McKEAN, PAUL, CHRYCY, FLETCHER & CO.

March 15, 1997
                                                                             26


                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                          1996               1995
                                                                                          ----               ----

                                      Assets

Current assets:

     Cash and cash equivalents                                                            $1,037,861         $   14,263

     Accounts receivable, net of allowance for doubtful accounts of
       $166,315 and $15,000 in 1996 and 1995, respectively                                   569,180            146,285

     Other                                                                                    20,736             12,443
                                                                                          ----------         ----------
        Total current assets                                                               1,627,777            172,991
                                                                                          ----------         ----------

Property and equipment, net                                                                  484,859            209,947

Customer accounts, net                                                                     5,124,449          2,075,671

Intangible assets, net                                                                     1,718,377             65,053

Deposits and other assets                                                                     26,517            110,104
                                                                                          ----------         ----------

           Total assets                                                                   $8,981,979         $2,633,766
                                                                                          ==========         ==========

                       Liabilities and Shareholders' Equity

Current liabilities:

    Accounts payable and accrued expenses                                                 $  578,592         $  185,067
    Unearned revenue                                                                         123,961             60,880
    Current portion of long term obligations                                                  84,004             63,251
                                                                                          ----------         ----------
         Total current liabilities                                                           786,557            309,198
                                                                                          ----------         ----------
Long term obligations, less current portion                                                5,079,832          2,137,852

Shareholders' equity:

     Class A voting common stock, $.001 par value, 100,000,000 shares authorized, 6,453,804 shares issued and outstanding in 1996 and
       3,226,902 shares issued and outstanding in 1995                                         6,454              3,227

     Class B non voting common stock, $.001 par value, 484,035 shares authorized, 484,035 issued and outstanding in 1996 and 0 shares
       issued and outstanding in 1995                                                            484                  -

     Additional paid-in capital                                                            4,777,772          1,060,903

     Accumulated deficit                                                                  (1,467,762)          (877,414)

     Stock subscriptions receivable                                                         (201,358)                 -
                                                                                          ----------         ----------

                                                                                           3,115,590            186,716
                                                                                          ----------         ----------
           Total liabilities and shareholders' equity                                     $8,981,979         $2,633,766
                                                                                          ==========         ==========


           The accompanying notes to consolidated financial statements are an integral part of these statements.
                                                                             27


                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                For the Year Ended
                                                                                                   December 31,

                                                                                              1996               1995
                                                                                              ----               ----
Revenues:

    Monitoring                                                                            $2,685,734         $  953,034
    Installation and service                                                                 935,256            139,474
                                                                                          ----------         ----------
                                                                                           3,620,990          1,092,508
                                                                                          ----------         ----------

Operating expenses:

    Monitoring                                                                               498,929            298,126
    Installation and service                                                                 926,319            138,584
    General and administrative                                                             1,452,120            579,051
                                                                                          ----------         ----------
                                                                                           2,877,368          1,015,761
                                                                                          ----------         ----------

          Operating income before interest expense, amortization and
            depreciation                                                                     743,622             76,747

Interest expense, amortization and depreciation:

     Interest expense                                                                        560,680            146,331
     Amortization of customer contracts                                                      577,611             87,783
     Depreciation and amortization                                                           195,679            113,016
                                                                                          ----------         ----------
                                                                                           1,333,970            347,130
                                                                                          ----------         ----------


         Net loss                                                                         $ (590,348)        $ (270,383)
                                                                                          ==========         ==========

Loss per share                                                                            $    (0.13)        $    (0.08)
                                                                                          ==========         ==========

Average number of shares outstanding                                                       4,418,366          3,226,902
                                                                                          ==========         ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.
                                                                             28


                                               GUARDIAN INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                        COMMON STOCK       COMMON STOCK     ADDITIONAL                    STOCK
                                          CLASS A             CLASS B        PAID IN       ACCUMULATED  SUBSCRIPTION
                                    SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL        DEFICIT      RECEIVABLES         TOTAL
                                    ------     ------    ------    ------   ----------     -----------  ------------        -----
Balance, December 31, 1994 ......  3,226,902   $3,227         --     $  --    $1,060,903   $  (607,031)  $      --      $  457,099

  Net loss for period ...........       --         --         --        --            --      (270,383)         --        (270,383)
                                   ---------   ------    -------    ------   ----------   ------------    ---------      ----------
Balance, December 31, 1995 ......  3,226,902    3,227         --        --     1,060,903      (877,414)         --         186,716

  Issuance of stock in connection
    with Everest acquisition ....  3,226,902    3,227                         4,962,429            --     (201,358)      4,764,298

  Distribution to shareholder ...         --       --         --        --    (1,667,838)          --           --      (1,667,838)

  Issuance of stock to financial
    institution .................         --       --    484,035      484       422,278            --           --        422,762

  Net loss for period ...........         --       --         --       --            --      (590,348)          --       (590,348)
                                   ---------   ------     ------    -----    ----------   -----------    ---------     ----------
Balance, December 31, 1996 ......  6,453,804   $6,454    484,035    $ 484    $4,777,772   $(1,467,762)   $(201,358)    $3,115,590
                                   =========   ======    =======    =====    ==========   ===========    =========     ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                             1996               1995
                                                                                             ----               ----
Cash flows from operating activities:
    Net loss                                                                              $  (590,348)        $ (270,383)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
            Depreciation and amortization                                                     195,679            113,016
            Amortization of customer accounts                                                 577,611             87,783
            Amortization of deferred financing costs                                           14,092                  -
            Provision for doubtful accounts                                                   124,015             23,815

      Changes in assets and liabilities:
            Accounts receivable                                                              (349,874)           (88,653)
            Intangibles and other assets                                                       57,327            (90,585)
            Accounts payable and accrued liabilities                                          121,064             (1,027)
            Unearned revenue                                                                   63,081             48,018
                                                                                          -----------         ----------
             Net cash provided by (used in) operating activities                              212,647           (178,016)
                                                                                          -----------         ----------

Cash flows from investing activities:
    Purchase of fixed assets                                                                 (237,731)           (34,636)
    Acquisition of customer accounts                                                       (3,274,389)        (1,650,334)
    Cash acquired in acquisition                                                            3,153,330                  -
                                                                                           ----------         ----------
            Net cash used in investing activities                                            (358,790)        (1,684,970)
                                                                                          -----------         ----------
Cash flows from financing activities:
     Payments of long term obligations                                                     (2,022,467)          (356,945)
     Proceeds from line of credit                                                           5,054,690          2,001,539
     Distribution to shareholder                                                           (1,667,838)                 -
     (Payment of) proceeds from shareholder loans                                            (194,644)           218,644
                                                                                          -----------         ----------
           Net cash provided by financing activities                                        1,169,741          1,863,238
                                                                                          -----------         ----------

           Net change in cash and cash equivalents                                          1,023,598                252

Cash and cash equivalents, beginning of period                                                 14,263             14,011
                                                                                          -----------         ----------
Cash and cash equivalents, end of period                                                   $1,037,861         $   14,263
                                                                                          ===========         ==========
Noncash investing and financing activities:
  Financed acquisition of property                                                        $   100,537         $   14,362
                                                                                          ===========         ==========
  Issuance of Class B common stock                                                        $   422,761         $        -
                                                                                          ===========         ==========
  Value of  Everest net assets acquired :

    Subscriber accounts acquired                                                          $   352,000                  -
    Goodwill                                                                              $ 1,223,000                  -
    Other assets                                                                          $   332,743                  -
    Purchase price and assumed liabilities                                                $(1,870,032)                 -

Supplemental disclosures:
   Interest paid                                                                          $   540,933         $  128,281
                                                                                          ===========         ==========
   Income taxes paid                                                                      $         -         $        -
                                                                                          ===========         ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.
                                                                             30

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Guardian International, Inc. ("Guardian") and its wholly owned subsidiary, collectively the Company ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     DESCRIPTION OF BUSINESS
     The Company operates a central monitoring alarm station and sells and installs alarm systems for residential and commercial customers in Florida.

     REVENUE RECOGNITION
     Revenues are recognized when installation of security alarm systems has been performed and when monitoring services are provided. Customers are billed for monitoring services primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Unearned revenues result from billings in advance of performance of monitoring. Costs of providing installations, including inventory, are charged to income in the period when the installation occurs, except in cases where the Company maintains ownership of the equipment installed, in which case the Company capitalizes the cost of the equipment to property and equipment and amortizes the amount over a seven year period. Losses on contracts for which future costs are anticipated to exceed revenues are recognized in the period such losses are identified. Contracts for monitoring services are generally for an initial non-cancelable term of five years with automatic renewal on an annual basis thereafter unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

     CASH AND CASH EQUIVALENTS
     All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are considered cash equivalents.

     CUSTOMER ACCOUNTS AND INTANGIBLE ASSETS
     Customer accounts acquired from alarm dealers are reflected at cost. The cost of acquired accounts in an acquisition is based on the estimated fair value at the date of acquisition. Substantially all costs associated with purchasing an alarm account are capitalized and included in "Customer accounts, net" in the accompanying consolidated balance sheets. Costs related to marketing and installation of systems for internally generated customer accounts are expensed as incurred. Customer accounts that are capitalized are amortized on a straight-line basis over a 10 year period. It is the Company's policy to perform monthly evaluations of acquired customer account attrition and, if necessary, adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts. Because expected cash flows have exceeded the unamortized cost of customer accounts the Company has not recorded an impairment loss.

     Intangible assets are recorded at cost and amortized over their estimated useful lives. The carrying value of intangible assets is periodically reviewed and impairments are recognized when expected operating cash flows derived from such intangibles is less than their carrying value.
                                                                             31

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation of property and equipment is provided on the straight-line method. The estimated useful lives for property and equipment range from five to seven years, and the estimated useful lives for leasehold improvements is thirty-one and one-half years.

     INCOME TAXES
     Everest, the predecessor company (see Note 2), is a C Corporation subject to income taxes at the corporate level. Prior to the merger, Guardian was an S Corporation and subject to tax at the shareholder level. As a result of the merger on August 28, 1996, Guardian's S Corporation was terminated and any future earnings will be subject to income taxes at the corporate level.

     The Company has established deferred tax assets and liabilities for temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     CONCENTRATION OF CREDIT RISK
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables from a large number of customers, including both residential and commercial. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for potential credit losses.

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

     LOSS PER SHARE
     Primary loss per share is computed by dividing the net loss by the total of the weighted average number of shares outstanding. Common stock equivalents have not been considered in calculating loss per share because their effect would be anti-dilutive.

 2.  ACQUISITIONS

         On August 28, 1996, Everest Security Systems Corporation ("Everest" or "the predecessor company") acquired all of the outstanding common stock of Guardian International, Inc. ("Guardian"), a non public company, by issuing, 3,226,902 shares of Everest. In addition, the merger specified that $1,750,000 shall be paid to the principal shareholder of Guardian as consideration for consummating the transaction, as a return of capital (including repayment of remaining shareholder loans of $82,162 at the merger date). The transaction has been accounted for under the purchase method of accounting as a reverse acquisition with Guardian being deemed the acquirer. The name of the surviving entity was changed from Everest to Guardian. The consolidated balance sheet at December 31, 1996 includes the consolidated balance sheet of the surviving entity and its wholly owned subsidiary; the consolidated statements of operations and cash flows include Guardian's operations for the twelve month period ended December 31, 1996 and include the wholly owned subsidiary acquired by Guardian from the merger date (August 28, 1996) through December 31, 1996. The financial statements in 1995 include the accounts and activity strictly of Guardian.

     In addition, the Company issued 484,035 shares of Class B non voting common stock to a financial institution as consideration for their consent to the merger and to amending certain covenants of the loan agreement. Also, in accordance with the terms of an agreement among the Guardian shareholders and the financial institution, the financial institution is entitled to receive an additional 150,000 shares of Class B non voting common stock.

     Unaudited pro forma results of operations giving effect to the acquisition at the beginning of the periods are reflected below.

                                                            UNAUDITED
                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                       1996               1995
                                                       ----               ----
Revenues, net                                        $4,497,340       $2,312,790
Net loss                                             $1,065,830       $  722,180
Loss per share                                       $     0.17       $     0.15
Weighted average number of shares outstanding         6,373,059        4,702,544

     Pro forma net loss per share is computed by dividing the pro forma net loss by the pro forma number of shares of common stock outstanding during the periods.

     Pro forma shares outstanding represent the number of shares of common stock outstanding after giving retroactive effect to the 3,226,902 shares issued in connection with the merger.

     The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place on January 1 of the years presented, or of results which may occur in the future.

3.   CUSTOMER ACCOUNTS

     The following is an analysis of the changes in acquired customer accounts for the years ended December 31, 1996 and 1995.

                                              1996                  1995
                                              ----                  ----

Balance, beginning of year                 $2,075,671            $   513,120

  Purchase of customer accounts             3,274,389              1,650,334
  Customer accounts acquired in merger        352,000                      -
  Amortization of customer accounts          (577,611)               (87,783)
                                          -----------            -----------

Balance, end of year                       $5,124,449             $2,075,671
                                           ==========            ===========

     In conjunction with certain purchases of customer accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company withheld $92,949 and $102,484 at December 31, 1996 and 1995, respectively, in connection with the acquisition of customer accounts which is included in "Accounts payable and accrued expenses" in the consolidated balance sheets.

4.   PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following at December 31, 1996 and 1995:

                                                  1996            1995
                                                  ----            ----
Property and equipment, at cost:

  Station equipment                               $504,973        $287,055
  Vehicles, furniture and office equipment         147,244          31,859
  Leasehold improvements                           133,025         103,217
                                                   -------        --------
                                                   785,242         422,131

Accumulated depreciation and amortization         (300,383)       (212,184)
                                                  --------        --------

                                                  $484,859        $209,947
                                                  ========        ========
5.   INTANGIBLE ASSETS

     Intangible assets, net, consist of the following at December 31, 1996 and 1995:

                                                    AMORTIZATION
                                                       PERIOD                          1996                   1995
                                                       ------                          ----                   ----
Intangibles, at cost:
  Excess of acquisition cost over net
    assets acquired                                   10 years                  $ 1,223,000          $           -
  Deferred financing costs                             3 years                      422,761                      -
  Covenant not to compete, organization
    costs and other                                    Various                      215,429                118,072
                                                                                -----------               --------
                                                                                  1,861,190                118,072
Less accumulated amortization                                                    ( 142,813)               (53,029)
                                                                                -----------               --------
                                                                                $ 1,718,377               $ 65,043
                                                                                ===========               ========

     Excess of acquisition cost over net assets acquired was recorded as a result of the merger of Guardian and Everest as described in Note 2.

     Deferred financing costs were incurred as a result of issuing to a financial institution 484,035 shares of Class B non voting common stock in connection with the merger of Guardian and Everest as described in Note 2. The amortization of such costs is charged to interest expense over the life of the related indebtedness.

     6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 1996 and 1995:

                                           1996                       1995
                                           ----                       ----
Trade accounts payable                  $357,219                   $ 54,173
Contract holdbacks                        92,949                    102,484
Accrued payroll and related taxes         56,223                          -
Other                                     72,201                     28,410
                                        --------                   --------
                                        $578,592                   $185,067
                                        ========                   ========

7.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following at December 31, 1996 and 1995:

                                                         1996           1995
                                                         ----           ----
Credit facility with financial institution          $4,968,571     $1,895,299
Note payable to shareholders                                 -        194,644
Equipment notes payable and other                      195,265        111,160
                                                    ----------     ----------
                                                     5,163,836      2,201,103

Less current portion                                  (84,004)        (63,251)
                                                    ---------      ----------

                                                    $5,079,832     $2,137,852
                                                    ==========     ==========

     The Company has a $7 million credit facility with a financial institution for the purpose of borrowing funds to acquire customer alarm accounts. Borrowings under the agreement ($4,968,571 and $1,895,299 at December 31, 1996 and 1995, respectively) bear interest at 3% above prime (8.50% and 8.25% at December 31, 1996 and 1995, respectively). The credit facility is collateralized by substantially all of the Company's assets. The credit facility has a maturity date of November 30, 1999. The Company must renew with the lender, on an annual basis, the ability to draw against any remaining unfunded portion. The lender's current commitment to fund expires on December 31, 1997. The principal shareholders of the Company have personally guaranteed $700,000 of the credit facility and pledged their stock in the Company as collateral. The agreement contains certain conditions including, but not limited to, restrictions related to indebtedness, net worth and distribution payments to shareholders other than $1,750,000 which was paid to a shareholder in September 1996. At December 31, 1996 and 1995, the Company did not comply with certain conditions of the agreement, for which waivers were obtained from the lender.

8.   RELATED PARTY TRANSACTIONS

     LEASED FACILITIES

     The Company leases its monitoring facilities from an affiliate which is owned by the principal shareholders of the Company at an annual rental of approximately $51,000 (plus annual increases not to exceed 3%) through December 31, 1999 with an option to renew for an additional 5 years under the same terms.

9.   INCOME TAXES

     At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $903,000 which begin to expire in 2010. These net operating loss carry forwards will be subject to significant annual limitations on utilization in future years as a result of the merger and related change in ownership control of the Company.

     The components of deferred tax assets and liabilities at December 31, 1996 are as follows:

                                                                      1996
                                                                    --------
Deferred tax (liabilities) assets
     Allowance for doubtful accounts - current                      $ 64,863
     Difference in amortization of customer contracts               (222,931)
     Net operating loss carryforwards                                231,702
     Other                                                            54,925
                                                                    --------
                                                                     128,559
       Less valuation allowance                                     (128,559)
                                                                    --------
     Net deferred tax (liabilities) assets                          $      -
                                                                    ========

     Realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductible temporary differences generating the deferred tax assets. Net deferred tax assets have been fully reserved as their net realizability is not assured at the current time.

10.  SHAREHOLDERS' EQUITY

     (a)  Class A Common Stock

     The Company has authorized the issuance of up to 100,000,000 shares of Class A common stock with a par value of $.001 each. At December 31, 1996 and 1995 there were 6,453,804 and 3,226,902 shares, respectively, of Class A common stock issued and outstanding. See Note 2.

     (b)  Class B Non Voting Common Stock

     The Company has authorized the issuance of 484,035 shares of Class B non voting common stock with a par value of $.001 each. At December 31, 1996 and 1995 there were 484,035 and 0 shares, respectively, of Class B non voting common stock issued and outstanding. The shares are convertible into Class A common stock at any time at the holder's election. See Note 2 and
     Note 5.

     (c)  Stock Subscriptions Receivable

     In December 1995, the Company, through Everest (see Note 2) issued 285,000 shares of Class A common stock at $2 per share ($570,000 in the aggregate) to certain parties. The proceeds from the sale of the common stock were evidenced by 8% stock subscription notes receivable due in January 1996 and collateralized by the common stock. As of December 31, 1996 there remains an outstanding balance of $201,358 under the notes receivable. The amount has been reflected as "Stock subscriptions receivable" and a reduction of shareholders' equity in the accompanying consolidated balance sheet. Management is in the process of attempting to collect the outstanding amounts.

11.  STOCK OPTIONS

     The Company, through Everest (see Note 2), has issued stock options to various key employees to purchase 100,000 and 10,000 shares of common stock at $2 and $3 per share, respectively, and issued options to purchase 74,720 shares at $2 per share to an investment banker. As of December 31, 1996, none of the options have been exercised, and all options expire on December 31, 2000.

     The Company has adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") for its stock-based employee compensation through disclosure only as set forth below:

                                                         UNAUDITED
                                                         ---------
                                                     For the Year Ended
                                                        December 31,
                                                 1996               1995
                                                 ----               ----
Pro forma net loss:

  As reported                                $1,065,830           $722,180
  Pro forma for SFAS No. 123                 $1,083,730           $951,064

Pro forma net loss per share:

  As reported                                $     0.17           $   0.15
  Pro forma for SFAS No. 123                 $     0.17           $   0.20


     12. PENDING ACQUISITIONS

     In February 1997, the Company executed a non-binding Letter of Intent to merge the Company with a large privately held Florida based security company. Under the transaction, all of the outstanding stock of the privately held company, a Florida corporation, will be exchanged for approximately 6.6 million shares (or 48% on a fully diluted basis) of common stock of the Company. The Company would form a separate, wholly owned subsidiary ("Guardian Sub") in connection with the contemplated merger. The large privately held Florida-based company would merge with and into Guardian Sub, which would be the surviving corporation. Under the Letter of Intent, the transaction is subject to, among other things, due diligence review and the approval of the Company's Senior Lender.

     In March 1997, the Company executed a non-binding letter of intent to purchase certain assets of a privately held Florida Corporation (the "Seller"). The assets to be acquired consist primarily of approximately two thousand two hundred (2,200) customer accounts and contracts, which, in the aggregate, will increase monthly revenue by about $60,000 per month. Certain other operating assets will also be acquired. The purchase price shall be $2.2 million in cash, 50,000 shares of common stock, and options to purchase a certain amount of additional shares of common stock at a defined price. The majority shareholder of the Seller will enter into an employment agreement for a period of four years to provide certain sales and marketing duties. The letter of intent calls for the parties to reach a definitive asset purchase agreement by April 10, 1997, at which time if no agreement is reached, the letter of intent will expire.
                                                                             37


                                           GUARDIAN INTERNATIONAL, INC.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT       CHARGED TO                                      BALANCE AT
                                               BEGINNING OF       COST AND    CHARGED TO OTHER    DEDUCTIONS        END OF
                                                   YEAR           EXPENSES      ACCOUNTS (A)         (B)            YEAR
                                               ------------      ----------   ----------------    ----------     ----------
     YEAR ENDED DECEMBER 31, 1996
     Allowances deducted from assets for
       doubtful accounts                          $15,000          $124,015          $27,300       $      -       $166,315
                                                  =======          ========          =======       ========       ========

     YEAR ENDED DECEMBER 31, 1995
     Allowances deducted from assets for
       doubtful accounts                          $ 5,000          $ 10,000          $     -       $      -       $ 15,000
                                                  =======          ========          =======       ========       ========

     (A) Allowance of subsidiary acquired in merger.

     (B) Results from write-offs of accounts receivable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 29, 1996, the Company dismissed Semple & Cooper, P.L.C. ("Semple & Cooper") as its independent auditors. The Board approved at a meeting on August 29, 1996 McKean, Paul, Chrycy, Fletcher & Co. ("McKean, Paul") as the Company's independent auditors for the fiscal year ended December 31, 1996. McKean, Paul served as Guardian's independent auditors for the two fiscal years preceding its merger with the Company.

     The reports of Semple & Cooper on the Company's financial statements for both of the past two fiscal years did not contain an adverse opinion nor a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1994 and December 31, 1995, respectively, and in the subsequent interim period preceding Semple & Cooper's dismissal, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of Semple & Cooper would have caused Semple & Cooper to make references to the matter in their report.

     The Company requested and received from Semple & Cooper a letter addressed to the SEC stating that it agrees with the statements set forth above, in connection with the filing Company's Form 8-K, filed with the SEC on September 9, 1996 (the "Form 8-K"), which Form 8-K contains the same disclosures as are made in this Item 8. A copy of that letter, dated September 6, 1996, was filed as Exhibit 16.1 to the Form 8-K.

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of December 31, 1996. A summary of the background and experience of each of these individuals is set forth following the table.

NAME                     AGE                POSITION

Richard Ginsburg (1)     28     CEO, President, Director

Sheilah Ginsburg (1)     58     Secretary/Treasurer, Director

Rhonda Ginsburg (1)      32     Vice President

Harold Ginsburg (1)      63     Chairman

Robert K. Norris         39     Senior Executive Vice President,
                                Chief Financial Officer

(1) Richard Ginsburg and Rhonda Ginsburg are siblings and are the children of Harold and Sheilah Ginsburg.
                                                                            39

RICHARD GINSBURG

     Mr. Ginsburg was a co-founder of Guardian. He received a Bachelor of Science degree in communications from the University of Miami. He subsequently acquired management skills at Guardsman Central Security Corporation where he was the Central Station Manager from 1987 to 1990. Mr. Ginsburg then became Operations Manager for the Alert Centre, another security alarm company, a position he filled from 1990 to 1992. From 1993 to the present, at Guardian, Mr. Ginsburg developed and implemented the Guardian Authorized Dealer Program, the Guardian acquisition strategy program and the development of Guardian's central station and related operations. Mr. Ginsburg has a working knowledge of numerous industry automation systems, including PICK, UNIX and off-site data base management programs commonly used within the alarm industry.

     Mr. Richard Ginsburg has not had a directorship with any other reporting company.

HAROLD GINSBURG

    Mr. Harold Ginsburg was a co-founder and the President of Guardian from its inception in 1993 until August 15, 1996. Mr. Ginsburg is an acknowledged authority on electronic/computer technology security systems and has personally developed high-tech security systems for such companies as United Parcel Services, WendiCorp, Lufthansa, and many other regional and national firms. Mr. Ginsburg also has served as a consultant to financial organizations and government agencies throughout Latin America and Europe. In addition to being regarded as an international consultant in the alarm service and monitoring industry, he is responsible for the start-up of several successful security companies, including Guardsman Security Corporation, which he owned and operated from 1983 to 1991, at which time Guardsman was sold to Alert Centre, now owned by ADT Security, Inc. In 1978, Mr. Ginsburg founded Gibraltar Central Security Corporation, which he partially owned and operated until 1982, at which time Gibraltar Central was sold to Security Centres of London, England.

     Mr. Harold Ginsburg has not had a directorship with any other reporting company in over twenty years.

SHEILAH GINSBURG

     Mrs. Sheilah Ginsburg was a co-founder of Guardian. She is responsible for day-to-day accounting and administrative functions of the Company. Prior to her participation in the development of Guardian, Mrs. Ginsburg was the Vice President/Controller of Guardsman Central Security, a business similar to Guardian.

     Mrs. Ginsburg has not held a directorship position with any other reporting company.

RHONDA GINSBURG

     Ms. Rhonda Ginsburg presently holds a sales management position with NBC Television (a subsidiary of General Electric), and has been employed in that capacity since 1993. Between 1991 and 1993, she held a sales position at Sunbeam Television in Miami, Florida. Ms. Ginsburg holds a Masters of Science from Barry University and a Bachelor of Arts from the University of Miami.

     Ms. Ginsburg has not held a directorship position with any other reporting company.
                                                                             40

ROBERT K. NORRIS

     Mr. Robert K. Norris is a Certified Public Accountant in the State of Florida and received his accounting degree from Florida International University in 1982. Before joining the Company as its Chief Financial Officer in January 1997, Mr. Norris was Vice President-Finance of International Airline Support Group, Inc., a publicly held company, from 1994 to 1996. From 1988 to 1993 Mr. Norris was the Senior Director of Finance and Controller for Niagara Corporation, a publicly held company.

     Mr. Norris has not held a directorship position with any other reporting company.

ITEM 10.      EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following sets forth certain information regarding the aggregate cash and other compensation paid to or earned by the executive officers and/or directors of the Company.

SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                 LONG TERM COMPENSATION AWARDS
                                            -------------------                 -----------------------------
       NAME AND PRINCIPAL POSITION            YEAR          SALARY (1)    BONUS                OPTIONS/SAR'S (#)
       ---------------------------            ----          ----------    -----                -----------------
Richard Ginsburg, President                   1996            $29,042       $0                         0
  and CEO, Director                           1995             24,911        0                         0
Harold Ginsburg, Chairman                     1996             18,464        0                         0
                                              1995                  0        0                         0
Sheilah Ginsburg, Secretary /                 1996             18,000        0                         0
  Treasurer, Director                         1995             19,900        0                         0
Robert K. Norris, Chief (2)                   1996                  0        0                         0
  Financial Officer                           1995                  0        0                         0

(1) The 1996 compensation set forth for each of Richard, Harold and Sheilah Ginsburg represents only the amounts paid between September 1, 1996 and December 31, 1996. The annual compensation for each of Richard, Harold and Sheilah Ginsburg is $90,000, $60,000, and $53,000, respectively. Harold Ginsburg's compensation consists of consulting fees paid by the Company under the Consulting Agreement filed as Exhibit 10(d) hereto.

(2)  Mr. Norris did not become employed by the Company until January 1997.

OTHER COMPENSATION

         In addition to the compensation set forth in the Summary Compensation table, above, the Company makes payments of approximately $622 and $600 per month under leases for the automobiles used by Harold Ginsburg and Richard Ginsburg, respectively.

The Company also pays health insurance premiums of approximately $600 per month per individual to provide health care coverage to each of Richard Ginsburg, Harold Ginsburg, Sheilah Ginsburg and Robert Norris.

AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTIONS/SAR VALUE

      NAME                     NUMBER OF UNEXERCISED OPTIONS AT
      ----                                 FY-END
                                  EXERCISABLE/UNEXERCISABLE
                                  -------------------------

      Richard Ginsburg                     0/0
      Harold Ginsburg                      0/0
      Sheilah Ginsburg                     0/0
      Robert K. Norris                     0/0
      Rhonda Ginsburg                      0/0

COMPENSATION OF DIRECTORS

     Richard Ginsburg, Harold Ginsburg, and Sheilah Ginsburg are the sole directors of the Company, none of whom receive any additional compensation to act in such capacity.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCKHOLDINGS OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1996 by the executive officers and directors of the Company. The percentages shown include both the Class A voting Common Stock and the Class B convertible nonvoting Common Stock. All shares shown are Class A voting Common Stock unless otherwise indicated.

                                                    SHARES      PERCENTAGE OF
                                                 BENEFICIALLY    OUTSTANDING
NAME OF BENEFICIAL OWNER OF IDENTITY GROUP (1)       OWNED(5)       SHARES(5)
----------------------------------------------   ------------   --------------
Richard Ginsburg(2)(4)                              629,246          9.07%
Harold Ginsburg(2)(3)(4)                            903,533         13.02
Sheilah Ginsburg(2)(4)                              903,533         13.02
Rhonda Ginsburg(2)(4)                               629,245          9.07
Robert K. Norris                                          0          0.00


(1) The address for each person listed in this table is c/o Guardian International, Inc., 3880 North 28 Terrace, Hollywood, Florida 33020-1118.

(2) Richard Ginsburg and Rhonda Ginsburg are siblings and are the children of Harold and Sheilah Ginsburg.

(3) At the time of the merger of Guardian into the Company, Harold Ginsburg received an irrevocable voting proxy from International Treasury & Investments, Ltd. ("ITI") to vote 1,000,000 shares of Common Stock owned at the time by ITI for a period of two (2) years commencing on August 28, 1996. When these shares are counted towards Mr. Ginsburg's beneficial ownership, he has the power to vote 1,988,533 shares of the Common Stock. These shares, which were pledged by ITI to the Pre-Merged Guardian Shareholders pursuant to the terms of the Merger Agreement, and are available to be transferred to the Pre-Merger Guardian Shareholders as a result of a default by G.M. Capital. These shares are presently held by an escrow agent for the benefit of the Pre-Merged Guardian Shareholders, as discussed in "Item 5," above.
                                                                       42

(4) Pursuant to an agreement between certain shareholders of the Company and the Ginsburgs, for a period of two years which commenced on August 28, 1996, the Ginsburgs have voting control over approximately an additional 230,000 shares of Common Stock, representing approximately 4% of the 6,453,804 shares of Common Stock outstanding.

(5) The number of shares and percentages reflected in this table do not include the additional 1,000,000 shares of Common Stock to which the pre-merger Guardian shareholders are entitled, as described in note 3, immediately above.

     The following table sets forth certain information regarding each person known to the Company other than the executive officers and directors of the Company (similar information regarding executive officers and directors is shown in the above table) who may be considered a beneficial owner of more than 5% of the outstanding shares of the Common Stock as of December 31, 1996. The percentages shown include both the Class A Voting Common Stock and the Class B Nonvoting Convertible Common Stock. All shares shown are Class A voting Common

Stock unless otherwise indicated.


                                                     SHARES
                                                 BENEFICIALLY    PERCENTAGE OF
NAME OF BENEFICIAL OWNER OF IDENTITY GROUP           OWNED    OUTSTANDING SHARES
------------------------------------------           -----    ------------------
Heller Financial, Inc. (1)                        484,035            6.98%
Royal Bank of Scotland                            400,000            5.77

(1) The shares owned by Heller Financial, Inc. ("Heller") are Class B, are nonvoting and convertible at the option of the holder into an equal number of Class A Voting Shares, provided that any such conversion will not result in a violation of any applicable law, regulation, or other restriction. Heller is also entitled to receive an additional 150,000 shares of Class B Nonvoting Common Stock pursuant to an agreement with the pre-merger Guardian shareholders. See Item 5, above.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The Company leases its corporate headquarters from Guardian Investment, a Florida [CONFIRM] partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers, and principal shareholders of the Company. The property, a six thousand (6,000) square foot building which holds the Company's central monitoring facility, is located at 3880 N. 28 Terrace, Hollywood, Florida 33020. The telephone number is (954) 926-5200. The lease will expire on December 31, 1999, but the Company has an option to renew for an additional five years under the same terms and conditions. The annual rental is approximately fifty one thousand dollars ($51,000), with annual increases not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from unaffiliated third parties.

     For a discussion of certain stock issuances and transfer to certain affiliates of the Company, see Item 5.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K (SEE TABLE OF CONTENTS)

3(i) Articles of Incorporation dated October 30, 1986 incorporated by reference to the Company's Form 10-SB filed May 6, 1996

3(i)(a) Amendment to the Articles of Incorporation incorporated by reference to the Company's Form 10-SB filed May 6, 1996
                                                                             43

3(i)(b) Amendment to the Articles of Incorporation incorporated by reference to the Company's Form 10-SB filed May 6, 1996

3(i)(c) Amendment to the Articles of Incorporation incorporated by reference to the Company's Form 10-SB/A filed January 24, 1997

3(ii)        Amended Bylaws of the Company

3(ii)(a)     Directors' Consent Dated August 15, 1996 adopting Amendment to the
             Bylaws

4 Specimen Stock Certificate incorporated by reference to the Company's Form 10-SB filed June 18, 1996

9 Lock-up Agreement dated August 15, 1996 Among the Company, International Treasury and Investments, Ltd., Steven Sanders, Knight Financial Corporation and Frank Bauer.

10(a) Share Purchase Agreement dated October 9, 1995 between Security Device Installers, Inc. and Everest Security Systems Corporation incorporated by reference to the Company's Form 10-SB filed May 6, 1996

10(b) Amendment to October 9, 1995 Share Purchase Agreement incorporated by reference to the Company's Form 10-SB filed May 6, 1996

10(b)(1) Employment Agreement between Security Device Installers, Inc. and Frank Bauer incorporated by reference to the Company's Form 10-SB/A filed January 24, 1997

10(d) Consulting Agreement between Harold Ginsburg and the Company incorporated by reference to the Company's Form 10-SB/A filed January 24, 1997

10(e)        Executive Employment Agreement between Richard Ginsburg and the
             Company

10(f)        Employee Stock Option Agreement with G.M. Capital Partners, Ltd.
             incorporated by reference to the Company's Form 10-SB/A filed January 24, 1997

10(g) Employee Stock Option Agreement with Frank Bauer incorporated by reference to the Form 10- SB filed May 6, 1996 incorporated by reference to the Company's Form 10-SB/A filed January 24, 1997

10(h) Loan and Security Agreement between Heller Financial, Inc. and Guardian International, Inc. and exhibits thereto incorporated by reference to the Company's Form 10-SB/A filed January 24, 1997

10(j) Modification Agreement with Heller Financial, Inc. incorporated by reference to the Company's Form 10-SB/A filed January 24, 1997

10(k)        Waiver letter from Heller Financial, Inc. dated March 11, 1997

10(l)        Waiver letter from Heller Financial, Inc. dated March 26, 1997

10(m) Plan and Agreement of Merger of Guardian International, Inc. with and into Everest Security Systems Corporation, incorporated by reference to Exhibit 2.1 AG of the Company's 8-K filed September 12, 1996

16 Letter dated September 6, 1996 from Semple & Cooper, P.L.C., the Company's former certifying accountant, incorporated by reference to the Company's Form 8-K filed September 12, 1996

21 Specialty Device Installers, Inc. and Federal Alarm Systems, Inc., companies duly incorporated under the laws of the State of Florida, are wholly-owned subsidiaries of the Company

27           Financial data Schedule

28 Guardian International, Inc. Incentive Stock Option Plan Incorporated by reference to the Form 10-SB filed May 6, 1996

         The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st of March, 1997.

                                    GUARDIAN INTERNATIONAL, INC.

                                    By:   /S/ RICHARD GINSBURG
                                          -------------------------------
                                          Richard Ginsburg
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                               DATE

/S/ HAROLD GINSBURG           Chairman of the Board              March 31, 1997
-------------------
Harold Ginsburg

/S/ RICHARD GINSBURG          Director, President                March 31, 1997
--------------------          and Chief Executive Officer
Richard Ginsburg              (Principal Executive Officer)

/S/ SHEILAH GINSBURG          Director, Secretary and Treasurer  March 31, 1997
--------------------
Sheilah Ginsburg

/S/ ROBERT K. NORRIS          Chief Financial Officer and        March 31, 1997
--------------------          Senior Executive Vice President
Robert K. Norris              (Principal Financial and
                               Accounting Officer)

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER       DESCRIPTION                                               PAGE
-------      -----------                                               ----

3(ii)        Amended Bylaws of the Company

3(ii)(a)     Directors' Consent Dated August 15, 1996 adopting
             Amendment to the Bylaws

9            Lock-up Agreement dated August 15, 1996 Among the
             Company, International Treasury and Investments,
             Ltd., Steven Sanders, Knight Financial Corporation and Frank Bauer

10(e) Executive Employment Agreement between Richard Ginsburg and the Company

10(k)        Waiver letter from Heller Financial, Inc. dated
             March 11, 1997

10(l)        Waiver letter from Heller Financial, Inc. dated
             March 26, 1997

21           Specialty Device Installers, Inc. and Federal Alarm
             Systems, Inc., companies duly incorporated under the laws of the State of Florida, are wholly-owned subsidiaries of the Company

27           Financial Data Schedule