Form 10-Q/A
period 1996-09-30
GUARDIAN INTERNATIONAL INC
filed 1997-04-22
CIK 1013978

FORM 10-Q/A NO. 2
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               AMENDMENT NO. 2 TO THE QUARTERLY REPORT PURSUANT TO
                      SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-28490

                          GUARDIAN INTERNATIONAL, INC.
                 (Formerly Everest Security Systems Corporation,
                      formerly Everest Funding Corporation,
                     formerly Burningham Enterprises, Inc.)
             (Exact name of Registrant as specified in its charter)

       STATE OF NEVADA                                    58-1799634
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                    GUARDIAN INTERNATIONAL, INC.
                         3880 N. 28 TERRACE
                         HOLLYWOOD, FLORIDA                       33020
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (954)926-1800

                             _______________________

       Part I of the Registrant's Form 10-Q and Form 10-Q/A for the quarter ended September 30, 1996 is hereby amended in its entirety by the following:

                                     PART I

ITEM 1.        FINANCIAL STATEMENTS

                   GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

  ASSETS

                                                        SEPTEMBER 30,        DECEMBER 31,
                                                           1996                1995
                                                        -------------      ------------
                                                        (Unaudited)

CURRENT ASSETS:
  Cash                                                  $   1,175,129      $     14,263
  Accounts receivable, less allowance
    for doubtful accounts of $68,147 and $15,000              553,052           146,285
  Other current assets                                        146,274             7,943
                                                        -------------      ------------
    Total current assets                                    1,874,455           168,491
                                                        -------------      ------------

  PROPERTY & EQUIPMENT:
    Station equipment                                         521,401           287,055
    Furniture and office equipment                             44,636            31,859
    Leasehold improvements                                    112,429           103,217
                                                        -------------      ------------
                                                              678,466           422,131
    Accumulated depreciation and amortization                (278,977)         (212,184)
                                                        -------------      ------------
                                                              399,489           209,947
                                                        -------------      ------------

CUSTOMER ACCOUNTS, net                                      4,835,415         2,075,671
INTANGIBLE ASSETS, net                                      1,330,338            41,165
OTHER                                                          18,043           138,492
                                                        -------------      ------------

  Total Assets                                          $   8,457,740      $  2,633,766
                                                        =============      ============

See notes to consolidated financial statements.

                   GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           SEPTEMBER 30,        DECEMBER 31,
                                                               1996                1995
                                                           -------------       ------------
                                                            (Unaudited)

CURRENT LIABILITIES:
  Accounts payable and accrued expense                      $    420,093      $    185,067
  Unearned revenue                                               123,705            60,880
  Current portion of debt                                         45,241            44,947
                                                            ------------      ------------
    Total current liabilities                                    589,039           290,894
                                                            ------------      ------------

DEFERRED INCOME TAX LIABILITY                                     63,000                 -

LONG TERM DEBT:
  Equipment installment notes payable                            144,044            61,970
  Notes and loans payable to shareholders                              -           198,887
  Note payable to financial institution                        4,598,669         1,895,299
                                                             -----------      ------------
  Total long term debt                                         4,742,713         2,156,156

SHAREHOLDERS' EQUITY:
  Common stock, 100,000,000 shares authorized, $.001 pa
    value, 6,453,804 shares issued and outstanding                 6,454             3,227
  Additional paid-in capital                                   4,355,494         1,060,903
  Accumulated deficit                                         (1,097,602)        ( 877,414)
  Stock subscriptions receivable                                (201,358)                 -
                                                            ------------      ------------
                                                               3,062,988           186,716
                                                            ------------      ------------

  Total Liabilities and Shareholders' Equity                $  8,457,740      $  2,633,766
                                                            ============      ============

See notes to consolidated financial statements.


                   GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                               1996               1995             1996             1995
                                                            ----------        ----------         ----------     ----------
REVENUES:
   MONITORING                                                 $679,304          $269,980         $1,894,290       $659,307
   INSTALLATION AND SERVICE                                    228,557             7,858            405,151        121,589
                                                            ----------        ----------         ----------      ---------
      TOTAL REVENUES                                           907,861           277,838          2,299,441        780,896

OPERATING EXPENSES:
   MONITORING                                                   92,441            50,214            270,552        154,058
   INSTALLATION AND SERVICE                                    200,637            14,604            373,867        127,667
   GENERAL AND ADMINISTRATIVE                                  357,646           158,121            856,661        453,112
   AMORTIZATION OF CUSTOMER CONTRACTS                          184,889            36,555            438,998         84,978
   DEPRECIATION AND AMORTIZATION                                35,477            23,693            116,500         71,079
                                                            ----------        ----------         ----------       --------
         TOTAL OPERATING EXPENSES                              871,090           283,188          2,056,578        890,895

         INCOME (LOSS) FROM OPERATIONS                          36,771            (5,350)           242,863       (109,999)

INTEREST EXPENSE                                               151,631            36,811            400,051         83,147

         LOSS BEFORE TAXES                                  $ (114,860)         ($42,161)         ($157,188)     ($193,145)

PROVISION FOR TAXES:                                           (63,000)                -            (63,000)             -
                                                            ----------        ----------         ----------     ----------

   Net loss                                                 $ (177,860)       $  (42,161)        $ (220,188)     $(193,145)
                                                            ==========        ===========        ==========      =========

Loss per share                                              $    (0.04)       $    (0.01)        $    (0.05)     $   (0.06)
                                                            ==========        ==========         ==========      =========

Weighted average shares outstanding                          4,418,366         3,226,902          4,418,366      3,226,902
                                                            ==========        ==========         ==========     ==========

See notes to consolidated financial statements.



                   GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                                                                     STOCK
                                          COMMON                     ADDITIONAL      ACCUMULATED     SUBSCRIPTION
                                           STOCK        AMOUNT     PAID IN CAPITAL     DEFICIT       RECEIVABLE        TOTAL
                                          SHARES

Balance
December 31, 1995                       3,226,902   $     3,227     $ 1,060,903     $  (877,414)    $      --      $   186,716

Issuance of stock in
connection with Everest
acquisition                             3,226,902         3,227       4,962,429            --          (201,358)     4,663,491

Distribution to                              --            --        (1,667,838)           --              --       (1,667,838)
Shareholder

Net loss for period                          --            --              --          (220,188)           --         (220,188)

Balance, September
30, 1996                                6,453,804   $     6,454     $ 4,355,494     $(1,097,602)    $  (201,358)   $ 3,062,988
                                      ===========   ===========     ===========     ===========     ===========    ===========


See Notes to consolidated financial statements.


                   GUARDIAN INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


CASH FLOW FROM OPERATING ACTIVITIES:                                    1996               1995
                                                                   -------------       ----------
Net loss                                                           $    (220,188)        $(193,145)
Adjustments to reconcile net loss to net cash used in
   operating activities:
        Depreciation and amortization                                    116,500            71,079
        Amortization of customer accounts                                438,998            84,978
        Provision for doubtful accounts                                   24,047             9,140
Changes in assets and liabilities:
        Accounts receivable                                             (233,778)          (28,341)
        Other Assets                                                     (16,435)           17,034
        Accounts payable and accrued liabilities                          (6,319)          (36,630)
        Acquisition contracts payable                                    (33,765)          (53,058)
        Unearned revenue                                                  62,825           107,414
        Deferred income tax liability                                     63,000               --
                                                                   -------------        ----------
          Net cash provided by (used in) operating activities            194,885           (21,529)
                                                                   -------------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                (179,402)          (25,226)
Acquisition of customer accounts                                      (2,846,742)         (896,109)
Cash acquired in acquisition                                           3,153,330               --
                                                                   -------------        ----------
        Net cash provided by (used in) investing activities              127,186          (921,335)
                                                                   -------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of long-term debt                                        (1,274,129)         (936,124)
Net proceeds from line of credit                                       3,979,649         1,958,652
Payment of shareholder loans                                            (198,887)              --
Distribution to shareholder                                           (1,667,838)              --
                                                                   ------------                --
        Net cash provided by financing activities                        838,795         1,022,528
                                                                   -------------        ----------
        Increase in cash                                               1,160,866            79,664

CASH BEGINNING OF PERIOD                                                  14,263            14,011
                                                                   -------------       -----------
CASH, END OF PERIOD                                                $   1,175,129        $   93,675
                                                                   =============       ===========
NONCASH INVESTING AND FINANCING
ACTIVITY:
Financed acquisition of property                                   $      58,250        $   14,362
                                                                   -------------       -----------
Fair value of Everest net assets acquired:
        Subscriber accounts acquired                               $     352,000               --
        Goodwill                                                   $   1,223,000               --
        Other assets acquired                                      $     332,743
        Purchase price of assumed liabilities                      $  (1,870,032)              --

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                 $     345,957           356,776
     Income taxes paid                                             $           -       $         -
                                                                   -------------       -----------
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

     INCOME TAXES
     Everest, the predecessor company (see Note 2), is a C Corporation subject to income taxes at the corporate level. Prior to the merger, Guardian was an S Corporation and subject to tax at the shareholder level. As a result of the merger on August 28, 1996, Guardian's Corporation was terminated and any future earnings will be subject to income taxes at the corporate level.

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

2.   ACQUISITIONS

On August 28, 1996, Everest Security Systems Corporation ("Everest" or "the predecessor company") acquired all of the outstanding common stock of Guardian International, Inc. ("Guardian"), a non public company, by issuing, 3,226,902 shares of Everest. In addition, the merger specified that $1,750,000 shall be paid to the principal shareholder of Guardian as consideration for consummating the transaction, as a return of capital (including repayment of remaining shareholder loans of $82,162 at the merger date). The transaction has been accounted for under the purchase method of accounting as a reverse acquisition with Guardian being deemed the acquirer. The name of the surviving entity was changed from Everest to Guardian. The consolidated balance sheet at September 30, 1996 includes the consolidated balance sheet of the surviving entity and its wholly owned subsidiary; the consolidated statements of operations and cash flows include Guardian's operations for the three and nine months ended September 30, 1996 and include the wholly owned subsidiary acquired by Guardian from the merger date (August 28, 1996) through September 30, 1996. The financial statements in 1995 include the accounts and activity strictly of Guardian.

In addition, the Company must issue 484,035 shares of Class B non voting common stock to a financial institution for cancellation of their existing Capital Appreciation Rights, as defined in the loan agreement. Also, in accordance with the terms of an agreement, the financial institution is entitled to receive an additional 150,000 shares of Class B non voting common stock.

Unaudited pro forma results of operations giving effect to the acquisition at the beginning of the periods are reflected below.

                                                       UNAUDITED                             UNAUDITED
                                                       ---------                             ---------
                                              FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                1996               1995               1996               1995
                                                ----               ----               ----               ----
Revenues, net                               $1,143,000          $ 584,000         $3,212,000         $1,703,000
Net loss                                    $ (199,000)         $(116,000)        $ (405,000)        $ (348,000)
Loss per share                              $    (0.03)         $   (0.02)        $    (0.06)        $    (0.07)
Weighted average number of shares
outstanding                                  6,373,059          4,702,544          6,373,061          4,702,544

Pro forma net loss per share is computed by dividing the pro forma net loss by the pro forma number of shares of common stock outstanding during the periods.

Pro forma shares outstanding represent the number of shares of common stock outstanding after giving retroactive effect to the 3,226,902 shares issued in connection with the merger.

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place on January 1 of the periods presented, or of results which may occur in the future.

3.   CUSTOMER ACCOUNTS

     The following is an analysis of the changes in acquired customer accounts for the nine months ended September 30, 1996.

Balance, beginning of year                                     $2,075,671

  Purchase of customer accounts                                 2,846,742
  Customer accounts acquired in merger                            352,000
  Amortization of customer accounts                              (438,998)
                                                             ------------

Balance, end of year                                           $4,835,415
                                                             ============

In conjunction with certain purchases of customer accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company withheld $68,718 at September 30, 1996, in connection with the acquisition of customer accounts which is included in "Accounts payable and accrued expenses" in the consolidated balance sheets.

4.       INTANGIBLE ASSETS

     Intangible assets consist of the following at September 30, 1996:

                                             ESTIMATED
                                               LIVES               AMOUNT
                                             ---------          ------------

Excess of acquisition cost over
     net assets acquitted                    10 years           $ 1,223,000

Covenant not to compete, organization
     costs and other                          Various               193,455
                                                                -----------
                                                                  1,416,455

Less accumulated amortization                                      (86,117)
                                                                -----------
                                                                $ 1,330,338
                                                                ===========

Excess of acquisition cost over net assets acquired was recorded as a result of the merger of Guardian and Everest as described in Note 2.

Deferred financing costs, totaling $422,761, will be incurred as a result of issuing to a financial institution 484,035 shares of nonvoting Class B common stock as described in Note 2 "Acquisitions". These costs will be charged to operations as additional interest expense over 3 years, the life of the related indebtedness.

5.   NOTES PAYABLE TO FINANCIAL INSTITUTION

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

6.   RELATED PARTY TRANSACTIONS

     LEASED FACILITIES

     The Company leases its monitoring facilities from an affiliate which is owned by the principal shareholders of the Company at an annual rental of approximately $51,000 (plus annual increases not to exceed 3%) through December 31, 1999 with an option to renew for an additional 5 years under the same terms.

7.   INCOME TAXES

     The conversion of Guardian from an S Corporation to C Corporation resulted in recognition of a net deferred tax liability. The components of deferred tax assets and liabilities at September 30,1996 are as follows:

     Deferred Tax Assets -
         Net operating loss carry forwards                    $48,500
         Allowance for doubtful accounts                       22,500
                                                             --------
         Total deferred tax assets                             71,000
                                                             --------
     Deferred Tax Liabilities -
         Difference in amortization of customer
         contracts                                            120,200
         Other                                                 13,800
         Total deferred tax liabilities                       134,000
                                                             --------
         Net deferred tax liability                          $ 63,000
                                                             ========

     At September 30, 1996, the Company has net operating loss carry forwards for federal income tax purposes of approximately $143,000 which expire in 2010. These net operating loss carry forwards will be subject to significant annual limitations on utilization in future years as a result of the merger and related change in ownership control of the company.

8.   STOCKHOLDERS' EQUITY

(a)  Class A Common Stock

The Company has authorized the issuance of up to 100,000,000 shares of Class A common stock with a par value of $.001 each. At September 30, 1996 there were 6,453,804 shares of Class A common stock issued and outstanding. See Note 2.

(b)  Class B Nonvoting Common Stock to be Issued

The Company will issue 484,035 shares of Class B Nonvoting Common Stock to a financial institution as described in Note 2 - "Acquisitions".

(c)  Stock Subscriptions Receivable

In December 1995, the Company, through Everest (see Note 2) issued 285,000 shares of Class A common stock at $2 per share ($570,000 in the aggregate) to certain parties. The proceeds from the sale of the common stock were evidenced by 8% stock subscription notes receivable due in January 1996 and collateralized by the common stock. As of September 30, 1996 there remains an outstanding balance of $201,358 under the notes receivable. The amount has been reflected as "Stock subscriptions receivable" and a reduction of shareholders' equity in the accompanying consolidated balance sheet. Management is in the process of attempting to collect the outstanding amounts.

9.   STOCK OPTIONS

The Company, through Everest (see Note 2), has issued stock options to various employees to purchase 100,000 and 10,000 shares of common stock at $2 and $3 per share, respectively, and issued options to purchase 74,720 shares at $2 per share to an investment banker. As of September 30, 1996, all stock options were exercisable.

The following is a summary of stock option activity for the year ended September 30, 1996:

                                                                  WEIGHTED
                                                OPTION            AVERAGE
                                                SHARES         EXERCISE PRICE
                                              ----------       ---------------

Outstanding at January 1, 1996
     Granted                                           -                -
     Assumed in connection with merger           184,720        $    2.05
     Canceled                                          -                -
     Exercised                                         -                -
                                              ----------        ---------
Outstanding at September 30, 1996                184,720        $    2.05
                                              ==========        =========

As discussed above, the stock options were issued by Everest. Accordingly, no compensation expense has been recognized for the issuance of the stock options in the accompanying financial statements. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock based compensation. Had the pro forma compensation been recorded based on the fair value at the grant dates for awards consistent with the method of Statement of Financial Accounting

Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the pro forma net loss and the pro forma net loss per share would have increased as follows:

                                                       UNAUDITED                             UNAUDITED
                                              FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                1996               1995               1996               1995
                                                ----               ----               ----               ----
Pro forma net loss:
     As reported                             $199,000           $116,000           $405,000           $348,000
     Pro forma for SFAS No. 123                   (a)                (a)           $422,900                (a)

Pro forma net loss per share:
     As reported                              $(0.03)            $(0.02)            $(0.06)            $(0.07)
     Pro forma for SFAS No. 123                   (a)                (a)            $(0.07)                (a)

(a)  There were no options issued during this applicable period.

The value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected volatility approximating 70%, risk-free interest rate ranging from 6% to 7%, expected dividends of $0 and expected lives of 4 to 5 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Guardian International, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results could differ materially from the those expressed in the forward- looking statements. Such uncertainties include, among others, the following: (i) the ability of the Company to add additional customer accounts to its account base through acquisitions from third parties, to generate new accounts internally, and to form strategic alliances; (ii) the level of subscriber attrition, (iii) the availability of capital to the Company relative to certain larger companies in the security alarm industry which have significantly greater capital and resources, and (iv) increased false alarm fines and/or the possibility of reduced public response to alarm signals and (v) other risk factors described in the Company's reports filed with the Securities and Exchange Commission (the "SEC") from time to time.

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

         Alarm monitoring revenues generate a significantly higher gross margin than do the other services provided by the Company. During the nine month period ended September 30, 1996, installation and service revenues generated only negligible gross margins. Management believes, however, that such installation and service activity is necessary for the generation and retention of alarm monitoring subscribers.

         All direct external costs associated with purchases of subscriber accounts (primarily through the Independent Alarm Acquisition Program and Dealer Program) are capitalized and amortized over 10 years on a straight-line basis. In contrast, the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's internal sales force are generally expensed in the period in which incurred. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment is capitalized to property and equipment and amortized over seven years. To date, the Company has not had a large internal sales force, and the number of subscriber accounts generated internally during the nine month period ended September 30, 1996 was not material. In the future, if the Company expands its internal sales operations, as anticipated, the accounting treatment for such internally generated revenues would result in higher operating expenses in the period such revenues are generated, but lower amortization expenses as a percentage of revenues.

         The Company loses customers from time to time for various reasons, including, primarily, the following: (i) the customer moves; (ii) the customer dies; (iii) a business or commercial accounts closes or goes out of business;
(iv) a customer is unhappy with the Company's level of service; (v) a building or home is destroyed; and (vi) the customer can no longer afford to pay for service. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and the resulting decreased monitoring revenue. Net attrition for a given period of time is defined as the number of accounts disconnecting service during the period in question, net of any replacement of such subscriber by means of Dealer or independent company replacement during the guarantee period, or by other account replacement methods employed by the Company; these methods might include, for example, the solicitation of monitoring contracts from new occupants (where attrition is attributable to customer relocation). Net subscriber attrition of the Company's own customers during the nine month period ended September 30, 1996 was less than 10%.

         The Company has developed an in-house system for identifying and decreasing account attrition. The program has been dubbed the "No-Tolerance Attrition Policy." This program consists of the following: (1) the identification of possible lost accounts via a daily test; (2) false alarm fines, tracking and cause identification; (3) early account delinquent procedures; (4) quality customer service; (5) control lockout; (6) early identification of new tenants/residences in homes with alarms installed by the Company; and (7) aggressive problem solving by management. The No-Tolerance Attrition Policy procedures identify possible account attrition at various stages and attempt to prevent lost accounts or replace lost accounts by quick and efficient intervention.

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

RESULTS OF OPERATIONS

         As discussed in Note 2 of the Notes to Consolidated Financial Statements of the Company, the Company is the surviving corporation of a merger of Guardian with the Company's predecessor, Everest Security, which was consummated on August 28, 1996. The transaction was a reverse acquisition for accounting purposes, with Guardian deemed to be the acquirer. The financial results include the consolidated balance sheet of the surviving entity as of December 31, 1996; the statement of operations include Guardian's figures for the three and nine month periods ended September 30, 1996, but include SDI's figures only from the date of merger (August 28, 1996). The statement of cash flows included Guardian's figures for the nine months ended September 30, 1996, but include SDI's figures only from the date of merger (August 28, 1996). The consolidated balance sheet as of December 31, 1995, and the results for the three and nine months ended September 30, 1995, include the accounts and activity strictly of Guardian.

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

CONSOLIDATED STATEMENT OF OPERATIONS

                                                         UNAUDITED                          UNAUDITED
                                                         ---------                          ---------
                                                    Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                                 1996               1995             1996            1995
                                                 ----               ----             ----            ----
Revenues:
  Monitoring                                    74.9%              97.2%            82.4%           84.4%
  Installation and service                      25.1%               2.8%            17.6%           15.6%
                                          ------------------------------      ---------------------------

Total revenues                                 100.0%             100.0%           100.0%          100.0%

Operating expenses:
  Monitoring                                    10.2%              18.1%            11.8%           19.7%
  Installation and service                      22.1%               5.3%            16.3%           16.3%
  General and administrative                    39.4%              56.9%            37.2%           58.0%
  Amortization of customer
     contracts                                  20.4%              13.2%            19.1%           10.9%
  Depreciation and amortization                  3.9%               8.5%             5.1%            9.1%
                                          ------------------------------      ---------------------------

Total operating expenses                        96.0%             101.9%            89.5%          114.1%

Income (loss) from operations                    4.1%              (1.9%)           10.5%          (14.1%)

Interest expense                                16.7%              13.2%            17.4%           10.6%
                                          ------------------------------      ---------------------------
Loss from operations before
  income taxes                                 (12.6%)            (15.1%)           (6.9%)         (24.7%)

Provision for income taxes                      (7.0%)                 -            (2.8%)              -
                                          ------------------------------      ---------------------------

  Net loss                                     (19.6%)            (15.1%)           (9.6%)         (24.7%)
                                          ==============================      ===========================

         Although no assurance can be given by the Company as to when or if the Company will realize net earnings, the Company anticipates that, based on its strategy of continued growth and customer account expansion, and barring any unforeseen significant changes in the nature of its business or operations (including its method of financing customer account acquisitions through its existing and/or any new credit facility with Heller, and the accounting for such acquisitions), it will continue to record net losses until such time as the company's retail customer contract base totals over 20,000. At September 30, 1996, the Company had approximately 6,800 retail customer contracts. The principal reason such a large increase in customers is necessary to achieve net earnings is because a significant amount of interest expense and amortization costs are incurred related in connection with account acquisitions. The Company is currently renegotiating its Credit Facility with Heller from $7 million to $15 million, which, the Company believes, would provide sufficient capital availability for achieving a base of 20,000 customers. There can be no assurances, however, that the Company will obtain the New Credit Facility or that it will achieve a base of 20,000 customers.

         Earnings before interest, taxes, depreciations, and amortization ("EBITDA") is another important factor in considering profitability, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net earnings and is indicative neither of the Company's operating performance nor of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses.

The following table provides a calculation of EBITDA for the three and nine month periods ended September 30, 1996 and 1995:

                                             UNAUDITED                             UNAUDITED
                                             ---------                             ---------
                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                      1996               1995              1996               1995
                                      ----               ----              ----               ----
Net loss                           $ (177,860)          $(42,161)        $(220,188)         $(193,145)

Plus:

Amortization of customer              184,889             36,555           438,998             84,978
  contracts

Depreciation and amortization          35,477             23,693           116,500             71,079

Interest expense                      151,631             36,811           400,051             83,147

Provision for taxes                    63,000                  -            63,000                  -
                                    ---------         ----------        ----------          ---------

         EBITDA                     $ 257,137           $ 54,898          $438,361            $46,059
                                    =========         ==========        ==========          ========

FISCAL 1996 COMPARED TO FISCAL 1995

         Total revenues for the three and nine month periods ended September 30, 1996 increased 227% and 195% to $908,000 and $2,299,000, respectively, from $278,000 and $781,000 during the corresponding periods in the prior fiscal year. Monitoring revenues increased by 152% and 187% during the three and nine month periods ended September 30, 1996 to $679,000 and $1,894,000, respectively, from $270,000 and $659,000 during the corresponding periods in the prior fiscal year. Installation and service revenues increased by 2,809% and 233% to $229,000 and $405,000 during the three and nine month periods ended September 30, 1996, respectively, from $7,900 and $122,000 during the corresponding periods in the prior fiscal year. Total retail subscribers numbered approximately 6,800 as of September 30, 1996, compared to approximately 4,000 as of December 31, 1995, a net increase of 70%. The increase in revenues and number of subscribers from December 31, 1995 to September 30, 1996 is primarily attributable to the Company's ongoing Dealer and independent alarm acquisition programs, and the acquisition during the first quarter of fiscal 1996 of Gibraltar contracts, which added approximately 1,250 retail subscribers and continues to add new accounts through Gibraltar's internal sales force.

         Total operating expenses increased by 208% and 131% to $871,000 and $2,057,000 during the three and nine month periods ended September 30, 1996, respectively, compared to $283,000 and $891,000 during the corresponding periods of the prior fiscal year. Monitoring expenses increased 84% and 76% to $92,000 and $271,000, respectively, from $50,000 and $154,000 during the corresponding periods in the prior fiscal year. The increase in monitoring costs from fiscal 1995 to fiscal 1996 was a result of the significant increase in monitoring revenues (see previous paragraph). As a percentage of monitoring revenues, however, monitoring expenses decreased to 13% and 14% during the three and nine month periods ended September 30, 1996, respectively, compared to 19% and 23% during the corresponding periods in the prior fiscal year. The decrease in monitoring expenses as a percentage of monitoring revenue is attributable to the Company's state of the art monitoring facility, which currently is configured to monitor up to approximately 50,000 subscribers without requiring substantial equipment upgrades or significant personnel additions. Though the ongoing costs of monitoring will increase as the number of subscriber accounts increase, such costs will not increase proportionately to the increase in monitoring revenue. The Company expects monitoring costs to continue to decrease as a percentage of monitoring revenue until such time that the facility is at or near capacity. Installation and service costs increased during the three and nine month periods ended September 30, 1996 increased by 1,274% and 193% to $201,000 and $374,000, respectively, from $15,000 and $128,000 during the corresponding periods in the prior fiscal year. The increase in installation and service costs were the result of increases in related revenues during the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in the prior fiscal year (see previous paragraph). As a percentage of installation and service revenue, such costs were 88% and 92% during the three and nine months ended September 30, 1996, compared to 186% and 105% during the corresponding periods in the prior fiscal year. The Company does not now, nor does it anticipate in the future, generating any appreciable margins or profits from installation and service activity, but such activity is necessary to the generation and retention of alarm monitoring subscribers.

         Total gross profit increased by 189% and 232% to $615,000 and $1.7 million, respectively, during the three and nine months ended September 30, 1996, compared to $213,000 and $499,000 during the corresponding periods of the prior fiscal year. Gross profit from monitoring revenues increased by 167% and 221% to $587,000 and $1.6 million, respectively, during the three and nine months ended September 30, 1996, compared to $220,000 and $505,000 during the corresponding periods of the prior fiscal year. Gross profit from installation and service revenues was $28,000 and $31,000, respectively, during the three and nine month periods ended September 30, 1996, compared to losses from such installation and service revenues less direct costs of $7,000 and $6,000 during the corresponding periods of the prior fiscal year. See the previous two paragraphs for a discussion of revenues and expenses of such monitoring and installation and service activity.

         General and administrative ("G&A") costs increased by 56% and 89% to $358,000 and $857,000 during the three and nine month periods ended September 30, 1996, compared to $158,000 and $453,000 during the corresponding periods in the prior fiscal year. Included in G&A is bad debt expense of $41,597 and $50,091, respectively, during the three and nine months ended September 30, 1996, compared to $1,605 and $3,395 during the corresponding periods of the prior fiscal year. The increased bad debt expense during 1996 over 1995 resulted from increases in revenues and a tightened reserve policy. The increase in G&A costs from fiscal 1995 to fiscal 1996 is related primarily to the Company's growth in revenue, resulting in an increase in the Company's overhead cost structure. As a percentage of total revenues, G&A decreased to 39% and 37% during the three and nine month periods ended September 30, 1996 compared to 57% and 58% during the corresponding periods in the prior fiscal year. As with monitoring costs, discussed above, the Company does not anticipate a proportionate increase in G&A as a percentage of revenues as subscriber revenue hopefully increases in the future.

         Amortization of customer contracts increased 406% and 417%, to $185,000 and $439,000 during the three and nine month periods ended September 30, 1996, respectively, compared to $37,000 and $85,000 during the corresponding periods of the prior fiscal year. The increase in such costs from 1995 to 1996 resulted from the increase in the amount of capitalized customer contracts, which increased from a net balance of $2.1 million at December 31, 1995 to $4.8 million at September 30, 1996 (such increase being consistent with the Company's strategy of continued growth). The amortization of such costs is over 10 years, unless a contract is canceled and not replaced by the Dealer, in which case the remaining unamortized balance is written off.

         Depreciation and amortization increased by 50% and 64% to $35,000 and $116,500 during the three and nine month periods ended September 30, 1996, respectively, compared to $24,999 and $71,000 during the corresponding periods of the prior fiscal year. Such costs include depreciation of property and equipment (the gross balance of which increased from $422,000 at December 31, 1995 to $679,000 at December 31, 1996 coincidental with the Company's continued overall increase in size and also with the merger of Guardian and Everest, which resulted in additional property and equipment being acquired), amortization of goodwill recorded in connection with the merger of Guardian and Everest (such gross amount totaling $1.2 million which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest expense increased 312% and 381% to $152,000 and $400,000 during the three and nine month periods ended September 30, 1996, compared to $37,000 and $83,000 during the corresponding periods of the prior fiscal year. The increase in interest expense was the result of additional debt incurred primarily in connection with the cost of acquiring subscriber accounts. The total number of retail subscriber accounts increased from approximately 4,000 as of December 31, 1995 to approximately 6,800 as of September 30, 1996. The majority of such subscriber acquisition costs, amounting to $2.8 million, were financed by the Company's Senior lender. Total borrowings under the credit facility increased from $1.9 million as of December 31, 1995 to $4.6 million as of September 30, 1996.

         Net loss increased by 322% and 14% to $178,000 and $220,000 during the three and nine month periods ended September 30, 1996 compared to a net loss of $42,000 and $193 during the corresponding periods in the prior fiscal year.

CREDIT FACILITY

         On November 16, 1994, Guardian, prior to its merger into the Company, entered into a $7,000,000 Loan and Security Agreement with Heller primarily for the purpose of borrowing funds to acquire customer accounts (the "Credit Facility"). Borrowings under the Credit Facility bear interest at 4% above the prime rate, and the Company is required to pay a funding fee of 3% of any amounts borrowed. The loan is collateralized by the Company's assets, and ten percent (10%) of the loan is secured by the personal guaranties of Harold and Sheilah Ginsburg, both of whom are directors, officers, and principal shareholders of the Company. The Credit Facility has a maturity date of November 30, 1999. Credit availability under both the Credit Facility and the New Credit Facility is subject to certain "Borrowing Base" limitations (as such term is defined in the Credit Facility and would be defined under the contemplated New Credit Facility).

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

         The Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial covenants.

         Borrowings under the Credit Facility amounted to $4.6 million as of September 30, 1996.

         For information regarding Heller's ownership of certain shares of Class B Nonvoting Common Stock and its right to receive additional Class B shares, see
Note 2 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed in Note 2 of Notes to Consolidated Financial Statements, the surviving Company is the result of a merger of the predecessor Guardian International, Inc. ("Guardian") with Everest Security Systems Corporation ("Everest"), which occurred on August 28, 1996. Everest conducted a private placement in August 1996 under Regulation S promulgated under the Securities Act of 1933 of 1,000,000 shares of Common Stock for $3.50 per share. Everest received proceeds of approximately $3.0 million net of related costs of the private placement. Subsequent to the merger of Guardian and Everest, approximately $1.8 million was paid to Harold Ginsburg, a former shareholder of Guardian, in repayment of certain loans to the pre-merged Guardian and as a return of capital, and approximately $1.2 million remained within the Company for working capital purposes.

         During fiscal 1994 the pre-merged Guardian entered into a $7 million credit facility with Heller, with a maturity date of November 30, 1999. (See "Credit Facility," immediately above.) The Credit Facility is used primarily for acquisitions of customer subscriber accounts. Borrowings under the Credit Facility amounted to $4.6 million as of September 30, 1996. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Heller credit facility. The Company believes it has an excellent relationship with Heller, and is presently negotiating an increase in the facility to $15 million, and, subject to the Company's achieving a Tangible Net Worth (as defined under the contemplated terms of the New Credit Facility) of $5 million, would be further increased to $20 million.

         At September 30, 1996, the Company had working capital of $1.3 million, and a current ratio of 3.2 to 1. Net cash flow provided by operating activities during the nine months ended September 30, 1996 was $195,000. The Company incurred a net loss of $220,000 during the nine months ended September 30, 1996; however, included in such losses was depreciation and amortization totaling $555,000. Net cash provided by operations also includes a cash outflow of $234,000 relating to an increase in accounts receivable, such increase resulting from the overall increase in revenues (the Company's accounts receivable turnover ratio was 5.9 during the nine month period ended September 30, 1996, compared to 4.0 during the corresponding period in the prior fiscal year). Net cash provided by investing activities was $127,000 during the nine month period ended September 30, 1996 comprised primarily of acquisition of customer accounts of $2.8 million (consistent with the Company's strategy of continued growth) offset by $3.2 million of cash received in the merger of Guardian and Everest. Net cash provided by financing was $839,000, comprised primarily proceeds borrowings under the Heller Credit Facility of $4.0 million, offset by repayments under the Credit Facility of $1.3 million and a payment to a former majority shareholder of Guardian as a return of capital of $1.7 million. For the various reasons as specified, the Company's cash balance amounted to $1.2 million at September 30, compared to $14,000 at December 31, 1995.

         Total shareholder equity was $3.1 million as of September 30, 1996, compared to $187,000 as of December 31, 1995. The net increase of $2.9 million consisted of an increase of $4.7 million relating to the issuance of stock in connection of the merger of Everest and Guardian, a decrease of $1.7 million relating to a payment to a former majority shareholder as described in the previous paragraph, and a decrease of $220,000 relating to the net loss incurred during the nine months ended September 30, 1996.

         The Company does not currently have any significant commitments for capital outlays. However, the Company executed on February 7, 1997 a nonbinding letter of intent to merge with another company. As of the date of filing this Form 10-Q/A No. 2, the parties have not terminated the letter of intent, but are rethinking their respective positions. The transaction is not probable at this time.

         Additionally, the Company executed on March 20, 1997 a nonbinding letter of intent to acquire certain assets of another company, consisting primarily of customer contracts. If the Company proceeds with the contemplated asset purchase, it would incur approximately $2.2 million in additional debt, to fund the cash portion of the consideration that would be paid to the seller.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   GUARDIAN INTERNATIONAL, INC.



                                   Date:  April 22, 1997
                                   By:  /s/ ROBERT K. NORRIS
                                      -----------------------------------
                                      Robert K. Norris
                                      Chief Financial Officer and Senior
                                        Executive Vice President