Form 10QSB
period 1997-03-31
GUARDIAN INTERNATIONAL INC
filed 1997-05-15
CIK 1013978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______

                         COMMISSION FILE NUMBER 0-28490

                          GUARDIAN INTERNATIONAL, INC.
        (Formerly Everest Security Systems Corporation, formerly Everest
           Funding Corporation, formerly Burningham Enterprises, Inc.)
             (Exact name of registrant as specified in its charter)

            NEVADA                                    58-1799634
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or  organization)

      3880 N. 28 TERRACE                               (954) 926-5200
   HOLLYWOOD, FLORIDA 33020                  (The Company's telephone number,
 (Address of principal offices)                     including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]   NO [ ]

         As of May 12, 1997, there are 6,503,802 shares of Class A Voting Common Stock and 484,035 shares of Class B Nonvoting Common Stock of the issuer outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 YES [ ]    NO [X]


                                TABLE OF CONTENTS

                                                                                   PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1. Financial  Statements. ......................................................1

             Consolidated Balance Sheets
                As of March 31, 1997 and December 31, 1996...........................1

             Consolidated Statements of Operations...................................2
                For the Three Month Periods Ended March 31, 1997 and 1996

             Consolidated Statements of Cash Flows...................................3
                For the Three Month Periods Ended March 31, 1997 and 1996

             Notes to Consolidated Financial Statements..............................4

Item 2. Management's Discussion and Analysis ........................................6

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................14

Item 6.  Exhibits and Reports on Form 8-K...........................................14

                                                                     FORM 10-QSB

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       (UNAUDITED)         *
                                                                                       -----------    ------------
Assets
Current assets:
     Cash and cash equivalents                                                         $   986,872    $ 1,037,861
     Accounts receivable, net of allowance for doubtful accounts of
     $147,782 at March 31, 1997 and $166,315 at December 31, 1996                          640,583        569,180
     Other                                                                                  67,446         20,736
                                                                                       -----------    -----------
          Total current assets                                                           1,694,901      1,627,777
                                                                                       -----------    -----------

Property and equipment, net                                                                500,020        484,859

Customer accounts, net                                                                   5,325,582      5,124,449

Intangible assets, net                                                                   1,635,322      1,718,377

Deposits and other assets                                                                   33,489         26,517
                                                                                       -----------    -----------
           Total assets                                                                $ 9,189,314    $ 8,981,979
                                                                                       ===========    ===========

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                              $   516,030    $   578,592
    Unearned revenue                                                                       142,458        123,961
    Current portion of long term obligations                                               155,170         84,004
                                                                                       -----------    -----------
          Total current liabilities                                                        813,658        786,557
                                                                                       -----------    -----------
Long term obligations, less current portion                                              5,462,110      5,079,832

Shareholders' equity:
Class A voting common stock, $.001 par value, 100,000,000 Shares authorized, 6,453,802 shares issued and outstanding at March 31,
   1997 and  December 31, 1996                                                               6,454          6,454
Class B non voting common stock, $.001 par value, 484,035
   Shares authorized,  484,035 issued and outstanding at March 31, 1997
   and December 31, 1996                                                                       484            484
Additional paid-in capital                                                               4,777,772      4,777,772
Accumulated deficit                                                                     (1,669,806)    (1,467,762)
Notes receivable from sale of stock                                                       (201,358)      (201,358)
                                                                                       -----------    -----------
                                                                                         2,913,546      3,115,590
                                                                                       -----------    -----------

           Total Liabilities and Shareholders' Equity                                  $ 9,189,314    $ 8,981,979
                                                                                       ===========    ===========

-------------
*Excerpted from audited Financial Statements filed with the Company's Form
 10-KSB for the period ended December 31, 1996.


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                     FORM 10-QSB

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                          MARCH 31,

                                                    1997             1996
                                                -----------       -----------
Revenues:
     Monitoring                                 $   812,846       $   574,349
     Installation and service                       409,641            91,948
                                                -----------       -----------
          Total revenue                           1,222,487           666,297

Operating expenses:
     Monitoring                                     151,559           113,814
     Installation and service                       403,498            67,750
     General and administrative                     400,354           182,004
     Amortization of customer contracts             193,816           169,086
     Depreciation and amortization                   78,365            23,913
                                                -----------       -----------
          Total operating expenses                1,227,592           556,567

          Income (loss) from operations              (5,105)          109,730

Interest expense                                    196,939           111,189
                                                -----------       -----------

         Net loss                               $  (202,044)      $    (1,459)
                                                ===========       ===========

 Loss per share                                 $     (0.03)      $     (0.00)
                                                ===========       ===========

Average number of shares outstanding              6,453,804         3,226,902
                                                ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                     FORM 10-QSB

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                 1997                1996
                                                                             -----------          -----------
Cash flows from operating activities:
    Net loss                                                                 $  (202,044)         $    (1,459)
     Adjustments to reconcile net loss to net cash provided by (used in)
       Operating activities:
            Depreciation and amortization                                         78,365               23,913
            Amortization of customer accounts                                    193,816              169,086
            Amortization of deferred financing costs                              35,230                 --
            Provision for doubtful accounts                                       20,000                 --
      Changes in assets and liabilities:
            Accounts receivable                                                  (91,403)            (138,620)
            Intangibles and other assets                                         (55,231)              57,000
            Accounts payable and accrued liabilities                             (62,562)              86,654
            Unearned revenue                                                      18,497               33,805
                                                                              -----------          -----------
               Net cash provided by (used in) operating activities               (65,332)             230,379
                                                                             -----------          -----------
Cash flows from investing activities:
    Purchase of fixed assets                                                     (44,152)             (88,417)
    Acquisition of customer accounts                                            (394,949)          (2,033,002)
                                                                             -----------          -----------
            Net cash used in investing activities                               (439,101)          (2,121,419)
                                                                             -----------          -----------

Cash flows from financing activities:
     Payments of long term obligations                                          (471,063)            (508,762)
     Proceeds from line of credit                                                924,507            2,433,786
                                                                             -----------          -----------
           Net cash provided by financing activities                             453,444            1,925,024

           Net change in cash and cash equivalents                               (50,989)              33,984

Cash and cash equivalents, beginning of period                                 1,037,861               14,263
                                                                             -----------          -----------
Cash and cash equivalents, end of period                                     $   986,872          $    48,247
                                                                             ===========          ===========

Supplemental disclosures:
   Interest paid                                                             $   161,709          $   111,189
                                                                             ===========          ===========
   Income taxes paid                                                         $      --            $      --
                                                                             ===========          ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ACCOUNTING POLICIES

     The accounting policies followed by the Company are described in Guardian International, Inc.'s (the "Company's") Form 10-KSB for the fiscal year ended December 31, 1996.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated balance sheets as of March 31, 1997 and December 31, 1996, the consolidated statements of operations for the three month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996.

     The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   ACQUISITIONS

     On August 28, 1996, Everest Security Systems Corporation ("Everest") acquired all of the outstanding common stock of Guardian International, Inc. ("Guardian"), a non public company at the time, by issuing, 3,226,902 shares of Everest to the shareholders of Guardian. In addition, the merger agreement required that $1,750,000 be paid to the principal shareholder of Guardian as consideration for consummating the transaction as a return of capital (including repayment of remaining shareholder loans of $82,162 at the merger date). The transaction has been accounted for under the purchase method of accounting as a reverse acquisition with Guardian being deemed the acquirer. The name of the surviving entity was changed from Everest to Guardian. The consolidated balance sheets at March 31, 1997 and December 31, 1996, and the consolidated statements of operations and of cash flows for the three month periods ended March 31, 1997 include the accounts and activity of the surviving entity and its wholly-owned subsidiary, (Specialty Device Installers, Inc.). The consolidated statements of operations and of cash flows for the three month periods ended March 31, 1996 include the accounts and activity strictly of Guardian.

     In addition, pursuant to the merger, the Company issued 484,035 shares of Class B non voting common stock to a financial institution for cancellation of their existing Capital Appreciation Rights, as defined in the loan agreement. Also, in accordance with the terms of an agreement, the financial institution is entitled to receive an additional 150,000 shares of Class B non voting common stock.

                          GUARDIAN INTERNATIONAL, INC.

3.   SUBSEQUENT EVENTS

     In February 1997, the Company executed a non-binding letter of intent to merge the Company with a large privately held Florida based security company. In May 1997 the Company terminated its merger discussions with the privately held company. Although the current letter of intent has been terminated, the Company would consider merging with the privately held company if different terms could be negotiated.

     In May 1997, the Company purchased certain assets of a privately held Florida corporation (the "Seller"). The assets acquired consist primarily of approximately two thousand two hundred (2,200) customer accounts and contracts, which, in the aggregate, will increase monthly revenue by over $60,000 per month. The purchase price amounted to $2.2 million in cash, 50,000 shares of common stock, and an option to purchase 100,000 additional shares of common stock at $2.50 per share (the market price of the Company's stock on the date of the transaction was $.78) In connection with the transaction, the Company's senior lender, Heller Financial, Inc. (the "Senior Lender"), increased the Company's current credit facility from $7 million to $8 million in order to provide sufficient capital to fund the purchase of the assets. (See letter from Heller Financial, Inc. regarding increase in credit facility attached as Exhibit 10(a).)

4.   LOSS PER SHARE

     Primary loss per share is computed for the three month periods ended March 31, 1997 and 1996 by dividing net loss by the total of the weighted average number of shares outstanding. Common stock equivalents have not been considered in calculating loss per share because their effect would be anti-dilutive.

                          GUARDIAN INTERNATIONAL, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform
Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results could differ materially from the those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the ability of the Company to add additional customer accounts to its account base through acquisitions from third parties, to generate new accounts internally, and to form strategic alliances; (ii) the level of subscriber attrition, (iii) the availability of capital to the Company relative to certain larger companies in the security alarm industry which have significantly greater capital and resources, and (iv) increased false alarm fines and/or the possibility of reduced public response to alarm signals and (v) other risk factors described in the Company's reports filed with the Securities and Exchange Commission (the "SEC") from time to time.

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

         Alarm monitoring revenues generate a significantly higher gross margin than do the other services provided by the Company. During the three month periods ended March 31, 1997 and 1996, installation and service revenues generated only negligible gross margins. Management believes, however, that such installation and service activity is necessary for the generation and retention of alarm monitoring subscribers.

         All direct external costs associated with purchases of subscriber accounts (primarily through the Independent Alarm Acquisition Program and Dealer Program described in the Company's Form 10-KSB for the fiscal year ended December 31, 1996) are capitalized and amortized over 10 years on a straight-line basis. In contrast, the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's internal sales force are generally expensed in the period in which incurred. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment are capitalized to property and equipment and amortized over seven years. To date, the Company has not had a large internal sales force, and the number of subscriber accounts generated internally during the three month periods ended March 31, 1997 and 1996 was not material. In the future, if the Company expands its internal sales operations, as anticipated, the accounting treatment for such internally generated revenues would result in higher operating expenses in the period such revenues are generated, but lower amortization expenses as a percentage of revenues.

         The Company loses customers from time to time for various reasons, including, primarily, the following: (i) the customer moves; (ii) a business or commercial account closes or goes out of business; (iii) a customer is dissatisfied with the Company's level of service; (iv) a building or home is destroyed; or (v) the customer can no longer afford to pay for service. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and the resulting decreased monitoring revenue. Net attrition for a given period of time is defined as the number of accounts disconnecting service during the period in question, net of any replacement of such subscriber by means of Dealer or independent company replacement during the guarantee period, or by other account replacement methods employed by the Company; these methods might include, for example, the solicitation of monitoring contracts from new occupants (where attrition is attributable to customer relocation). Net subscriber attrition of the Company's own customers during the three month periods ended March 31, 1997 and 1996 was less than 10%.

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

         MRR represents the monthly recurring revenue the Company is entitled to receive under subscriber contracts in effect at the end of the period. Included in MRR and the number of subscribers are amounts associated with subscribers with past due balances. The Company maintains the policy and practice of taking every economically feasible action to preserve the revenue stream associated with these contractual obligations. To this end, the Company actively works both towards the collection of amounts owed and the retention of subscribers. In certain instances, this collection and evaluation period may exceed six months in length. When, in the judgment of the Company's collection personnel, all reasonable efforts have been made to collect balances due and certain legal steps are taken to ensure proper cancellation of the relevant monitoring contract, nonpaying subscribers are disconnected from the Company's monitoring center and are included in the calculation of net subscriber and MRR attrition.

         Specialty Device Installers, Inc., a wholly-owned subsidiary of the Company ("SDI"), provides installation services to third party security alarm companies, many of which are competitors of the Company. During the first quarter of fiscal year 1997, the Company significantly downsized SDI, as a result of SDI's poor operating performance and because the Company intends to focus on its core business of alarm installation, monitoring, and related services for its own customers.

RESULTS OF OPERATIONS

     As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company is the surviving corporation of a merger of Guardian with the Company's predecessor, Everest, which was consummated on August 28, 1996. The transaction was a reverse acquisition for accounting purposes, with Guardian deemed to be the acquirer. The consolidated balance sheets at March 31, 1997 and December 31, 1996, and the consolidated statements of operations and of cash flows for the three month periods ended March 31, 1997 include the accounts and activity of the surviving entity and its wholly owned subsidiary, SDI. The consolidated statements of operations and of cash flows for the three month periods ended March 31, 1996 include the accounts and activity strictly of Guardian.

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 PERCENTAGE OF TOTAL REVENUES
                                              FOR THE THREE MONTH PERIODS ENDED
                                                         MARCH 31,
                                                    1997          1996
                                                   -----         -----
                                                        (UNAUDITED)
Revenues:
    Monitoring                                      66.6%         86.2%
    Installation and service                        33.4          13.8
                                                   -----         -----

         Total revenues                            100.0         100.0

Operating expenses:
   Monitoring                                       12.4          17.0
   Installation and service                         33.0          10.2
   General and administrative                       32.7          27.4
   Amortization of customer contracts               15.9          25.4
   Depreciation and amortization                     6.5           3.6
                                                   -----         -----
Total operating expenses                           100.5          83.6

Income (loss) from operations                       (0.5)         16.4

Interest expense                                    16.1          16.7
                                                   -----         -----

Net loss                                           (16.6)%        (0.3)%
                                                   =====         =====

         Although no assurance can be given by the Company as to when or if the Company will realize net earnings, the Company anticipates that, based on its strategy of continued growth and customer account expansion, and barring any unforeseen significant changes in the nature of its business or operations (including its method of financing customer account acquisitions through its existing and/or any new credit facility with its Senior Lender, and the accounting for such acquisitions), it will continue to record net losses until such time as the Company's retail customer contract base totals more than approximately 15,000. At March 31, 1997, the Company had approximately 8,300 retail customer contracts. The principal reason such a large increase in customers is necessary to achieve net earnings is because a significant amount of interest expense and amortization costs are incurred in connection with account acquisitions. The Company is currently renegotiating its Credit Facility with its Senior Lender to increase its credit availability from $7 million to $15 million (which would be further increased to $20 million at such time as the Company achieves a Tangible Net Worth (as defined under the contemplated terms of the new credit facility) of $5,000,000)), which, the Company believes, would provide sufficient capital availability for achieving a customer contract base of 15,000 customers. There can be no assurances, however, that the Company will obtain the new credit facility or that it will achieve a customer contract base of 15,000 customers.

         Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is another important factor in considering profitability. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net earnings and is indicative neither of the Company's operating performance nor of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Nevertheless, management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses. The following table provides a calculation of EBITDA for the three month periods ended March 31, 1997 and 1996:

                                             FOR THE THREE MONTH PERIODS ENDED
                                                        MARCH 31,
                                                 1997              1996
                                                 ----              ----

                                             (Unaudited)       (Unaudited)

Net loss                                      $(202,044)          $(1,459)
Plus:
Amortization of customer contracts               193,816           169,086
Depreciation and amortization                     78,365            23,913
Interest expense                                 196,939           111,189
                                                 -------           -------
EBITDA                                          $267,076          $302,729
                                                ========          ========

THREE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1996

         Total revenues for the three month period ended March 31, 1997 ("1997 period") increased 84% to $1.2 million, from $666,000 for the three month period ended March 31,1996 ("1996 period"). Monitoring revenues increased by 42% to $813,000 during the 1997 period, from $574,000 during the 1996 period. Installation and service revenues increased by 346% to $410,000 during the 1997 period, compared to $92,000 during the 1996 period. Total retail subscribers numbered approximately 8,300 at March 31, 1997, compared to approximately 5,600 at March 31, 1996, a net increase of 48%. The increase in revenues and number of subscribers from 1996 to 1997 is primarily attributable to the Company's ongoing Independent Alarm Acquisition Program and Dealer Program as described in the Company's Form 10-KSB for the fiscal year Ended December 31, 1996. Additionally, during the 1997 period SDI provided approximately $247,000 in installation and service revenue. As mentioned on page 8 above, the Company downsized SDI during the first quarter of fiscal year 1997.

         Total operating expenses for the 1997 period increased 120% to $1.2 million, from $557,000 during the 1996 period. Monitoring expenses increased 33% to $152,000 during the 1997 period, compared to $114,000 during the 1996 period. The increase in monitoring costs from 1996 to 1997 was a result of the significant increase in monitoring revenues and number of subscriber accounts (see previous paragraph). As a percentage of monitoring revenues, monitoring expenses were 19% during the 1997 period and 20% during the 1996 period. Installation and service costs during the 1997 period increased by 346% to $410,000, compared to $92,000 during the 1996 period. Included in installation and service costs during the 1997 period is approximately $209,000 incurred by SDI. The increase in total installation and service costs from 1996 to 1997 was the result of increases in related revenues from 1996 to 1997 (see previous paragraph). As a percentage of installation and service revenue, such costs were 99% during the 1997 period and 74% during the 1996 period. The Company does not now generate, nor does it anticipate generating in the future, any appreciable margins or profits from installation and service activity, but such activity is necessary to the generation and retention of alarm monitoring subscribers.

         Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 38% to $667,000 during the 1997 period, compared to $485,000 during the 1996 period. Gross profit from monitoring revenues increased by 44% to $661,000 during the 1997 period, compared to $461,000 during the 1996 period. Gross profit from installation and service activities was $6,000 during the 1997 period, compared to $24,000 during the 1996 period. See the previous two paragraphs for a discussion of revenues and expenses of such monitoring and installation and service activity.

         General and administrative ("G&A") costs increased by 120% to $400,000 during the 1997 period, compared to $182,000 during the 1996 period. Included in G&A costs during the 1997 period was $69,000 incurred by SDI. The increase in G&A costs from 1996 to 1997 is related primarily to the Company's growth in revenue, resulting in an increase in the Company's overhead cost structure. As a percentage of total revenues, G&A increased to 33% during the 1997 period, compared to 27% during the 1996 period.

         Amortization of customer contracts increased 13% to $194,000 during the 1997 period, compared to $169,000 during the 1996 period. The increase in such costs from 1996 to 1997 resulted from the increase in the amount of capitalized customer contracts, which increased from a net balance of $4.0 million at March 31, 1996 to $5.3 million at March 31, 1996.

         Depreciation and amortization increased by 228% to $78,000 during the 1997 period, compared to $24,000 during the 1996 period. Such costs include depreciation of property and equipment (the gross balance of which increased from $274,000 at March 31, 1996 to $500,000 at March 31, 1997 as a result of (i) the Company's continued expansion activities and (ii) the merger of Guardian and Everest, which resulted in additional property and equipment being acquired), goodwill amortization of $30,000 (a gross balance of $1.2 million in goodwill was recorded in connection with the merger of Guardian and Everest, which is being amortized over 10 years) , and amortization of certain other intangible assets.

         Interest expense increased 77% to $197,000 during the 1997 period, compared to $111,000 during the 1996 period. The increase in interest expense was the result of additional debt incurred primarily in connection with the cost of acquiring subscriber accounts. The majority of such subscriber acquisition costs were financed by the Senior Lender. Total borrowings under the credit facility increased from $3.8 million as of March 31, 1996 to $5.4 million as of March 31, 1997.

         Net loss increased to $202,000 during the 1997 period, compared to $1,000 during the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

         On November 16, 1994, Guardian, prior to its merger into the Company, entered into a $7 million Loan and Security Agreement with the Senior Lender primarily for the purpose of borrowing funds to acquire customer accounts (the "Credit Facility"). As discussed in Note 3 of Notes to Consolidated Financial Statements, in May 1997 the Credit Facility was increased from $7 million to $8 million in connection with an acquisition of customer accounts. Borrowings under the Credit Facility bear interest at 3% above the prime rate, and the Company is required to pay a funding fee of 1% of any amounts borrowed. The loan is collateralized by the Company's assets, and $800,000 of the credit facility is secured by the personal guaranties of Harold and Sheilah Ginsburg, both of whom are directors, officers, and principal shareholders of the Company, with their Common Stock serving as collateral therefor. The Credit Facility has a maturity date of November 30, 1999. Credit availability under both the Credit Facility and the new credit facility is subject to certain "Borrowing Base" limitations (as such term is defined in the Credit Facility and would be defined under the contemplated new credit facility).

         The Credit Facility is used primarily for acquisitions of subscribers accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Credit Facility.

         The Company must renew with the Senior Lender, on an annual basis, its ability to draw against any remaining unfunded portion of the Credit Facility. The Senior Lender's current commitment to fund expires on December 31, 1997. The Company believes it presently has a very good relationship with the Senior Lender. The Company is currently negotiating a new credit facility with the Senior Lender to increase the maximum credit availability to $15 million. The maximum credit availability under the new credit facility would be further increased to $20 million at such time as the Company achieves a Tangible Net Worth (as defined under the contemplated terms of the new credit facility) of $5 million, provided that there have been no defaults. There can be no assurances, however, that the Company will successfully renegotiate the credit facility, or that the Company will achieve a Tangible Net Worth (as defined) of $5 million.

         The Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial covenants.

         As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company is the surviving company of a merger of Guardian with Everest, which occurred on August 28, 1996. Everest conducted a private placement in August 1996 under Regulation S promulgated under the Securities Act of 1933 of 1,000,000 shares of Common Stock for $3.50 per share. Everest received proceeds of approximately $3.0 million net of related costs of the private placement. Subsequent to the merger of Guardian and Everest, approximately $1.8 million was paid to Harold Ginsburg, a former shareholder of Guardian, in repayment of certain loans to the pre-merged Guardian and as a return of capital, and approximately $1.2 million remained within the Company for working capital purposes.

         At March 31, 1997, the Company had working capital of $881,000, and a current ratio of 2.1 to 1. Net cash flow used in operating activities during the 1997 period was $65,000. The Company incurred a net loss of $202,000 during the 1997 period; however, included in such losses was depreciation and amortization expenses totaling $307,000, and a cash outflow of $91,000 related to an increase in accounts receivable. Net cash used in investing activities was $439,000 during the 1997 period, comprised of acquisition of customer accounts of $395,000 (such significant amount of acquisitions being consistent with the Company's continued growth strategy) and purchases of fixed assets of $44,000. Net cash provided by financing activities was $453,000 during the 1997 period, consisting of proceeds under borrowings from its Senior Lender of $925,000, less repayments to its Senior Lender and other long-term debt of $471,000. The Company's cash balance amounted to $987,000 at March 31, 1997.

         Total shareholders' equity was $2.9 million as of March 31, 1997, decreasing $202,000 during the three month period ended March 31, 1997, as a result of net losses incurred during that period.

         The Company does not currently have any significant commitments for capital outlays.

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

                          GUARDIAN INTERNATIONAL, INC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Each of the Company and SDI experiences routine litigation in the normal conduct of its business. Neither the Company nor SDI believes that any such pending litigation will have, individually or in the aggregate, a material adverse effect on its respective business or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.        DESCRIPTION
3(i)               Articles of Incorporation dated October 30,
                   1986 incorporated by reference to Exhibit 3(i) of the
                   Company's Form 10-SB filed May 6, 1996
3(i)(a)            Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(a) the Company's Form 10-SB filed
                   May 6, 1996
3(i)(b)            Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(b) of the Company's Form 10-SB
                   filed May 6, 1996
3(i)(c)            Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(c) of the Company's Form 10-SB/A filed January 24, 1997
3(ii)              Amended Bylaws of the Company incorporated by reference to
                   Exhibit 3(ii) of the Company's Annual Report on Form 10-KSB
                   filed March 31, 1997
3(ii)(a)           Directors' Consent Dated August 15, 1996 adopting Amendment to the Bylaws incorporated by reference to Exhibit 3(ii)(a)
                   of the Company's Annual Report on Form 10-KSB filed March 31,
                   1997
4                  Specimen Stock Certificate incorporated by reference to
                   Exhibit 4 of the Company's Form 10-SB filed May 6, 1996

10(a)              Letter from Heller Financial, Inc. Regarding Increase in
                   Credit Facility
27                 Financial Data Schedule  E-1

(b)      Reports on Form 8-K

              1. Form 8-K filed January 3, 1997 submitting audited Financial Statements of the Company for the eight months ended August 31, 1996.

              2. Form 8-K filed February 18, 1997 announcing the signing of a non-binding Letter of Intent to merge with a privately held Florida based company.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th of May, 1997.

                                         GUARDIAN INTERNATIONAL, INC.

                                         By:   /s/ ROBERT K. NORRIS
                                              ---------------------------------
                                              Robert K. Norris
                                              Chief Financial Officer
                                              and Senior Executive
                                              Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

10(a)     Letter from Heller Fiancial, Inc. Regarding                 E-1
          Increase in Credit Facility

27        Financial Data Schedule                                     E-2