Form 10-Q
period 1997-06-30
GUARDIAN INTERNATIONAL INC
filed 1997-08-14
CIK 1013978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                              YES [X]       NO [ ]

      As of August 14, 1997, there are 6,503,802 shares of Class A Voting Common Stock and 484,035 shares of Class B Nonvoting Common Stock of the issuer outstanding.

                TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                              YES [ ]       NO  [X]

                                                                     FORM 10-QSB

                         GUARDIAN INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 AND DECEMBER 31, 1996

                                                              JUNE 30,        DECEMBER 31,
                                                                1997              1996
                                                            ------------      ------------
                                                            (UNAUDITED)             *
Assets
Current assets:
     Cash and cash equivalents                              $    381,145      $ 1,037,861
     Accounts receivable, net of allowance for doubtful
        accounts of $163,560 at June 30, 1997 and $166,315
        at December 31, 1996                                     706,064          569,180
     Other                                                        73,459           20,736
                                                            ------------      -----------
          Total current assets                                 1,160,668        1,627,777
                                                            ------------      -----------

Property and equipment, net                                      672,145          484,859

Customer accounts, net                                         7,801,288        5,124,449

Intangible assets, net                                         1,824,088        1,718,377

Deposits and other assets
                                                                 118,641           26,517
                                                            ------------      -----------

           Total assets                                     $ 11,576,830      $ 8,981,979
                                                            ============      ===========
Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                   $    707,935      $   578,592
    Unearned revenue                                             251,869          123,961
    Current portion of long term obligations                     161,606           84,004
                                                            ------------      -----------
          Total current liabilities                            1,121,410          786,557
                                                            ------------      -----------

Long term obligations, less current portion                    7,662,176        5,079,832

Shareholders' equity:
Class A voting common stock, $.001 par value,
  100,000,000 Shares authorized, 6,503,802 and
  6,453,802 Shares issued and outstanding
  at June 30, 1997 and December 31, 1996,
  respectively                                                     6,504            6,454
Class B non voting common
  stock, $.001 par value, 484,035 Shares
  authorized, 484,035 issued and outstanding at
  June 30, 1997 and December 31, 1996                                484              484
Additional paid-in capital                                     4,745,714        4,777,772
Accumulated deficit                                           (1,953,020)      (1,467,762)
Treasury stock                                                    (6,438)            --
Notes receivable from sale of stock                                 --           (201,358)
                                                            ------------      -----------
                                                               2,793,244        3,115,590
                                                            ------------      -----------
           Total Liabilities and Shareholders' Equity       $ 11,576,830      $ 8,981,979
                                                            ============      ===========

*Excerpted from audited Financial Statements filed with the Company's Form
 10-KSB for the period ended December 31, 1996.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                     FORM 10-QSB

                         GUARDIAN INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)

                                                       FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                          ENDED JUNE 30,           ENDED JUNE 30,
                                                      -----------------------   ----------------------
                                                         1997         1996         1997        1996
                                                      ----------   ----------   ----------  ----------
Revenues:
     Monitoring                                       $1,006,509   $  639,297   $1,819,355  $1,213,646
     Installation and service                            325,672       84,646      735,313     176,594
                                                      ----------   ----------   ----------  ----------
          Total revenue                                1,332,181      723,943    2,554,668   1,390,240

Operating expenses:
     Monitoring                                          201,870      144,163      353,429     257,977
     Installation and service                            481,475      105,480      884,973     173,230
     General and administrative                          385,659      195,162      786,013     377,166
     Amortization of customer contracts                  224,011       80,847      417,827     249,933
     Depreciation and amortization                        79,199       57,109      157,564      81,022
                                                      ----------   ----------   ----------  ----------
          Total operating expenses                     1,372,214      582,761    2,599,806   1,139,328

          Income (loss) from operations                  (40,033)     141,182      (45,138)    250,912

Interest expense                                         243,181      137,231      440,120     248,420
                                                      ----------   ----------   ----------  ----------

         Net income (loss)                            $ (283,214)  $    3,951   $ (485,258) $    2,492
                                                      ==========   ==========   ==========  ==========

Income (Loss) per share                               $    (0.04)  $     0.00   $    (0.08) $     0.00
                                                      ==========   ==========   ==========  ==========

Average number of shares outstanding                   6,557,691    2,126,902    6,455,746   2,077,796
                                                      ==========   ==========   ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                     FORM 10-QSB

                         GUARDIAN INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                            1997          1996
                                                        -----------    -----------
Cash flows from operating activities:
    Net loss                                            $  (485,258)   $     2,492
     Adjustments to reconcile net loss to net cash
       provided by (used in)
       Operating activities:
            Depreciation and amortization                   157,564         81,022
            Amortization of customer accounts               417,827        249,933
            Amortization of deferred financing costs         70,460              -
            Provision for doubtful accounts                  62,870          8,494
      Changes in assets and liabilities:
            Accounts receivable                            (199,754)      (196,165)
            Intangibles and other assets                   (175,710)        43,962
            Accounts payable and accrued liabilities         16,693         94,327
            Unearned revenue                                127,908         45,230
                                                        -----------    -----------
               Net cash (used in) provided by
                 operating activities                        (7,400)       329,295
                                                        -----------    -----------
Cash flows from investing activities:
    Purchase of fixed assets                                (80,989)      (172,138)
    Acquisition of customer accounts                     (3,055,666)    (2,688,479)
                                                        -----------    -----------
            Net cash used in investing activities        (3,136,655)    (2,860,617)
                                                        -----------    -----------
Cash flows from financing activities:
     Payments of long term obligations                   (1,351,372)      (943,345)
     Proceeds from line of credit                         3,845,149      3,488,570
     Purchase of treasury stock                              (6,438)             -
                                                        -----------    -----------
           Net cash provided by financing activities      2,487,339      2,545,225

           Net change in cash and cash equivalents         (656,716)        13,903

Cash and cash equivalents, beginning of period            1,037,861         14,263
                                                        -----------    -----------
Cash and cash equivalents, end of period                $   381,145    $    28,166
                                                        ===========    ===========
Noncash investing and financing activities:
   Financed acquisition of property and equipment           166,168         31,939
   Recognition of Class B common stock to be issued         130,500              -
   Accrue commitment fee to senior lender                   112,500              -
   Issuance of common stock to purchase
     customer contracts                                      39,000              -
   Write-off of note receivable from sale of stock          201,358              -

Supplemental disclosures:
   Interest paid                                        $   364,770    $   248,420
                                                        ===========    ===========
   Income taxes paid                                    $         -    $         -
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

   In the opinion of management, the accompanying unaudited consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's consolidated balance sheets as of June 30, 1997 and December 31, 1996, the consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996.

   The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

   On August 28, 1996, Everest Security Systems Corporation ("Everest") acquired all of the outstanding common stock of Guardian International, Inc. ("Guardian"), a non public company, by issuing to Guardian's shareholders 3,226,902 authorized but unissued shares of Everest, representing 50% of Everest at August 28, 1996. In addition, the merger agreement required that $1,750,000 be paid to the principal shareholder of Guardian as consideration for consummating the transaction as a return of capital (including repayment of remaining shareholder loans of $82,162 at the merger date). The transaction has been accounted for under the purchase method of accounting as a reverse acquisition with Guardian being deemed the acquirer. The name of the surviving entity was changed from Everest to Guardian. The consolidated balance sheets at June 30, 1997 and December 31, 1996, the consolidated statements of operations for the three and six month periods ended June 30, 1997, and the consolidated statement of cash flows for the six month periods ended June 30, 1997 include the accounts and activity of the surviving entity and its wholly-owned subsidiary (Specialty Device Installers, Inc.). The consolidated statements of operations for the three and six month periods ended June 30, 1996, and the consolidated statement of cash flows for the six month period ended June 30, 1996 include the accounts and activity strictly of Guardian.

   In addition, pursuant to the merger, the Company issued 484,035 shares of Class B non voting common stock to the Company's senior lender, Heller Financial, Inc. ("Heller") or ("the Senior Lender") for cancellation of their existing Capital Appreciation Rights, as defined in the loan agreement. Also, in accordance with the terms of an agreement, Heller is entitled to receive an additional 150,000 shares of Class B non voting common stock. It was not determined until the quarter ended June 30, 1997 whether the additional 150,000 Class B shares would be transferred by the former Guardian shareholders from their personal shares, or whether such shares would be issued by the Company. Initial discussions indicated the former shareholders would transfer personal shares to fulfill this obligation. During the quarter ended June 30, 1997 it was decided the Company will issue the shares. The shares will be valued at $0.87 per share, capitalized as a cost of the acquisition of Everest and amortized over the remaining life of the debt expiring in May 1999 (see Note 4). The Company has accrued for the deferred cost of $130,500 (150,000 shares at $0.87 per share), recorded an increase in paid in capital of $130,350 to recognize the shares to be issued, and recorded $150 in accrued expense to recognize the par value of the shares to be issued - such amount will be reclassified to Class B common stock upon issuance of the shares, which is expected to occur during the third quarter of fiscal 1997.

   In May 1997 the Company completed the acquisition of the customer contracts as well as certain other assets of Alarm Control, Inc. ("Alarm Control" or "the Seller"). A total of approximately two thousand two hundred (2,200) customer contracts were acquired, which is expected to increase monthly revenue by over $60,000 per month. The purchase price consisted of $2.2 million in cash, 50,000 shares of common stock, and an option to the Seller to purchase 100,000 additional shares of common stock at $2.50 per share (the market price of the Company's stock on the date of the transaction was $.78)

3. WRITE-OFF OF NOTES RECEIVABLE FROM SALE OF STOCK

    During the time period between fiscal 1995 and the eight month period ended August 31, 1996, and prior to its merger with Guardian International, Inc., Everest Security Systems Corporation issued, among other issuances of common stock, 485,000 shares of Common Stock at $2.00 per share. The issuance was exempt from registration pursuant to Rule 504 of Regulation D promulgated under the Securities Act. These shares were issued in a private placement to accredited investors. As consideration for 285,000 of the shares issued pursuant to such offering, Everest received notes with original balances totaling $570,000. As of the date of the merger of Guardian and Everest, the balances outstanding on the notes was $201,358, which was recorded by Guardian. After exhaustive collection efforts by the Company subsequent to the merger, no further monies have been received, nor are any additional collections anticipated. In light of the above factors, during the quarter ended June 30, 1997 the Company wrote off the $201,358 as a direct reduction to equity (paid in capital).

4.  RENEWED CREDIT FACILITY

    In May 1997 the Company refinanced its existing credit facility (the "Renewed Credit Facility") with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from $7 million available under the existing agreement to $15 million, and will be further increased to $20 million at such time as the Company achieves a Tangible Net Worth (as defined under the terms of the New Credit Facility) of $5 million, provided that there have been no defaults under the Renewed Credit Facility. There can be no assurances that the Company will achieve a Tangible Net Worth (as defined) of $5 million. Interest under the Renewed Credit Facility is based on the 90 day LIBOR plus an additional percentage varying from 4% to 5%, depending on the Company's outstanding borrowings and Tangible Net Worth (as defined). The Renewed Credit Facility expires in May 1999, and shall automatically renew from year to year thereafter unless terminated. The loan is collateralized by the Company's assets. Additionally, guarantees limited to potential losses, damages, costs and expenses incurred by Heller regarding certain Company representations have been provided by Harold and Sheilah Ginsburg, both of whom are directors, officers, and principal shareholders of the Company.

    Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as such term is defined). The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt (see Note 6), the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders, and other financial performance covenants. (See Amended and Restated Loan and Security Agreement attached as Exhibit 10(b)).

5.  LOSS PER SHARE

    Primary loss per share is computed for the three and six month periods ended June 30, 1997 and 1996 by dividing net loss by the total of the weighted average number of shares outstanding. Common stock equivalents have not been considered in calculating loss per share because their effect would be anti-dilutive.

6. SUBSEQUENT EVENTS

   On July 15, 1997, the Company executed an Agreement and Plan of Merger with SPS Holdings, Inc. ("SPS") which provides for the merger of SPS with and into a wholly-owned subsidiary of Guardian; thus, after the merger, SPS will operate as a wholly-owned subsidiary of the Company. The shareholders of SPS will receive, in the aggregate, approximately 6 million shares of Class A Common Stock of the Company as consideration for the merger, which shares will constitute approximately 46% of the shares of Class A Common Stock of the Company outstanding after the consummation of the merger. The SPS shareholders will also receive registration rights in connection with the merger. In connection with the merger, the majority shareholders of the Company, the Ginsburgs, will enter into a shareholders agreement with the SPS shareholders regarding the composition of the Company's Board of Directors, and the retention of Richard Ginsburg as President and CEO, after consummation of the merger. The consummation of the merger is subject to and conditioned upon, among other things, certain consents and approvals, including the consent of Heller pursuant to the terms of the Renewed Credit Facility. Closing of the merger transaction is expected to occur before the end of August 1997.

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

OVERVIEW

      The majority of the Company's revenues is derived from recurring payments for the monitoring of security systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenues is derived from the sale and installation of security systems and servicing of such installed systems. Monitoring and service revenues are recognized as the service is provided. Installation revenue is recognized when the required work is completed. All direct installation costs, which include equipment, labor and installation overhead, and selling and marketing costs, are generally expensed in the period when incurred. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment is capitalized to property and equipment and amortized over seven years.

      Alarm monitoring revenues generate significant gross margins, whereby installation and service activity may result in direct costs exceeding revenues. Management believes, however, that such installation and service activity is necessary for the generation and retention of alarm monitoring subscribers.

      All direct external costs associated with purchases of subscriber accounts (primarily through the Independent Alarm Acquisition Program and Dealer Program described in the Company's Form 10-KSB for the fiscal year ended December 31,
1996) are capitalized and amortized over 10 years on a straight-line basis. In contrast, the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's internal sales force are generally expensed in the period in which incurred. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment are capitalized to property and equipment and amortized over seven years. To date, the Company has not had a large internal sales force, and the number of subscriber accounts generated internally during the three and six month periods ended June 30, 1997 and 1996 was not material. In the future, if the Company expands its internal sales operations, as anticipated, the accounting treatment for such internally generated revenues would result in higher operating expenses in the period such revenues are generated, but lower amortization expenses as a percentage of revenues.

      The Company loses customers from time to time for various reasons, including, primarily, the following: (i) the customer moves; (ii) a business or commercial account closes or goes out of business; (iii) a customer is dissatisfied with the Company's level of service; (iv) a building or home is destroyed; or (v) the customer can no longer afford to pay for service. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and the resulting decreased monitoring revenue. Net attrition for a given period of time is defined as the number of accounts disconnecting service during the period in question, net of any replacement of such subscriber by means of Dealer or independent company replacement during the guarantee period, or by other account replacement methods employed by the Company; these methods might include, for example, the solicitation of monitoring contracts from new occupants (where attrition is attributable to customer relocation). Net subscriber attrition of the Company's own customers during the three and six month periods ended June 30, 1997 and 1996 was less than 10%.

      The Company has developed an in-house system for identifying and decreasing account attrition, which consists of the following: (1) the identification of possible lost accounts via a daily test; (2) false alarm tracking; (3) early account delinquent procedures; (4) quality customer service;
(5) control lockout; (6) early identification of new tenants/residences in homes with alarms installed by the Company; and (7) aggressive problem solving by management. The No-Tolerance Attrition Policy procedures identify possible account attrition at various stages and attempt to prevent lost accounts or replace lost accounts by quick and efficient intervention.

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

RESULTS OF OPERATIONS

   As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company is the surviving corporation of a merger of Guardian with the Company's predecessor, Everest, which was consummated on August 28, 1996. The transaction was a reverse acquisition for accounting purposes, with Guardian deemed to be the acquirer. The consolidated balance sheets at June 30, 1997 and December 31, 1996, the consolidated statements of operations for the three and six month periods ended June 30, 1997, and the consolidated statement of cash flows for the six month period ended June 30, 1997 include the accounts and activity of the surviving entity and its wholly owned subsidiary, SDI. The consolidated statements of operations for the three and six month periods ended June 30, 1996, and the consolidated statement of cash flows for the six month period ended June 30, 1996 include the accounts and activity strictly of Guardian.

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                          PERCENTAGE OF TOTAL REVENUES
                                   -------------------------------------------
                                   FOR THE THREE MONTH      FOR THE SIX MONTH
                                     PERIODS ENDED            PERIODS ENDED
                                        JUNE 30,                JUNE 30,
                                    1997        1996       1997          1996
                                   ------      ------     ------        ------
                                      (UNAUDITED)             (UNAUDITED)

Revenues:
    Monitoring                      75.6%       88.3%      71.2%         87.3%
    Installation and service        24.4        11.7       28.8          12.7
                                   -----       -----      -----         -----

      Total revenues               100.0       100.0      100.0         100.0

Operating expenses:
    Monitoring                      15.2        19.9       13.8          18.6
    Installation and service        36.2        14.6       34.6          12.5
    General and administrative      28.9        27.0       30.8          27.1
    Amortization of customer
      contracts                     16.8        11.1       16.4          18.0
    Depreciation and amortization    5.9         7.9        6.2           5.8
                                   -----       -----      -----         -----
Total operating expenses           103.0        80.5      101.8          82.0

Income (loss) from operations       (3.0)       19.5       (1.8)         18.0

Interest expense                    18.3        19.0       17.2          17.9

Net income (loss)                  (21.3)%       0.5%     (19.0)%          .1%
                                   =====       =====      =====         =====

      Neither the Company nor the pre-merged Guardian International, Inc. (see
Note 2 of Notes to Consolidated Financial Statements) has ever had any net income, and the Company has a history of consistent and sometimes significant net losses. Although no assurance can be given by the Company as to when or if the Company will realize net earnings, the Company anticipates that, based on its strategy of continued growth and customer account expansion, and barring any unforeseen significant changes in the nature of its business or operations (including its method of financing customer account acquisitions through its existing and/or any new credit facility with its Senior Lender, and the accounting for such acquisitions), it will continue to record net losses until such time as the Company's retail customer contract base totals more than approximately 20,000 and it has significantly reduced its indebtedness. At June 30, 1997, the Company had approximately 10,900 retail customers, compared to approximately 7,700 retail customer contracts at June 30, 1996. The Company recently increased its credit availability with Heller from $7 million to $15 million (see Note 4 of Notes to Consolidated Financial Statements) which, the Company believes, will provide sufficient capital availability for achieving a customer contract base of 20,000 customers. There can be no assurances, however, that the Company will achieve a customer contract base of 20,000 customers. See
Note 6 of Notes to Consolidated Financial Statements regarding the Company's plans to acquire another company pursuant to a merger of such company with and into a wholly-owned subsidiary of the Company.

      Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is another important factor in considering profitability. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net earnings and is indicative neither of the Company's operating performance nor of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Nevertheless, management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses. The following table provides a calculation of EBITDA for the three and six month periods ended June 30, 1997 and 1996:

                               FOR THE THREE MONTH        FOR THE SIX MONTH
                                  PERIODS ENDED             PERIODS ENDED
                                    JUNE 30,                   JUNE 30,
                                1997        1996            1997       1996
                             ---------    --------       ---------   --------
                                  (UNAUDITED)                (UNAUDITED)
Net income (loss)            $(283,214)   $  3,951       $(485,258)  $  2,492

Plus:
Amortization of customer
   contracts                   224,011      80,847         417,827    249,933
Depreciation and
   amortization                 79,199      57,109         157,564     81,022
Interest expense               243,181     137,231         440,120    248,420
                             ---------    --------       ---------   --------
EBITDA                       $ 263,177    $279,138       $ 530,253   $581,867
                             =========    ========       =========   ========

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996

      Total revenues for the three and six month periods ended June 30, 1997 increased 84% and 84% to $1.3 million and $2.6 million, respectively, from $724,000 and $1.4 million during the corresponding periods in the prior year. Monitoring revenues for the three and six month periods ended June 30, 1997 increased by 57% and 50% to $1.0 million and $1.8 million, respectively, from $639,000 and $1.2 million during the corresponding periods of the prior fiscal year. Installation and service revenues for the three and six month periods ended June 30, 1997 increased by 285% and 316% to $326,000 and $735,000, respectively, compared to $85,000 and $177,000 during the corresponding period of the prior fiscal year. Total retail subscribers numbered approximately 10,900 at June 30, 1997, compared to approximately 7,700 at June 30, 1996, a net increase of 42%. The increase in revenues and number of subscribers from 1996 to 1997 is primarily attributable to the Company's ongoing Independent Alarm Acquisition Program and Dealer Program as described in the Company's Form 10-KSB for the fiscal year Ended December 31, 1996. Additionally, in May 1997 the Company purchased approximately 2,200 retail customers from Alarm Control, Inc ("ACI"). During the three and six month periods ended June 30, 1997 SDI generated $123,000 and $370,000 in installation and service revenue, compared to $0 during the respective periods of 1996. As discussed under the caption "Overview" above, the Company significantly downsized SDI during the first quarter of fiscal year 1997.

      Total operating expenses for the three and six month periods ended June 30, 1997 increased 135% and 128% to $1.4 million and $2.6 million, respectively, compared to $583,000 and $1.1 million during the corresponding periods of the prior fiscal year. Monitoring expenses increased 40% and 37% to $202,000 and $353,000, respectively, compared to $144,000 and $258,000 during the corresponding periods in the prior fiscal year. The increase in monitoring costs from 1996 to 1997 was a result of the significant increase in monitoring revenues and number of subscriber accounts (see previous paragraph). As a percentage of monitoring revenues during the three and six month periods ended June 30, 1997, monitoring expenses were 20% and 19%, respectively, compared to 23% and 21% during the corresponding periods of the prior fiscal year. Installation and service costs during the three and six month periods ended June 30, 1997 increased by 356% and 411% to $481,000 and $885,000, respectively, compared to $105,000 and $173,000 during the corresponding periods of the prior fiscal year. Included in installation and service costs during the three and six month periods ended June 30, 1997 is $118,000 and $328,000 incurred by SDI, compared to $0 and $0 during the corresponding periods in 1996. The increase in total installation and service costs from 1996 to 1997 was the result of increases in related revenues from 1996 to 1997 (see previous paragraph). As a percentage of installation and service revenue, installation and service costs were 148% and 120% during the three and six month periods ended June 30, 1997, respectively, compared to 125% and 98%, respectively, during the corresponding periods in the prior fiscal year. The Company does not now generate, nor does it anticipate generating in the future, any appreciable margins or profits, and may incur future losses from such installation and service activity, but such activity is considered necessary to the generation and retention of alarm monitoring subscribers.

      Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 37% and 37% to $683,000 and $1.2 million, during the three and six month periods ended June 30, 1997, respectively, compared to $250,000 and $431,000 during the corresponding periods of the prior fiscal year. Gross profit from monitoring revenues increased by 63% and 53% to $805,000 and $1.5 million during the three and six month periods ended June 30, 1997, respectively, compared to $495,000 and $956,000 during the corresponding periods of the prior fiscal year. Gross profit (loss) from installation and service activities was $(156,000) and $(151,000) during the three and six month periods ended June 30, 1997, respectively, compared to $(21,000) and $3,000 during the corresponding periods of the prior fiscal year. See the previous two paragraphs for a discussion of revenues and expenses of such monitoring and installation and service activity.

      General and administrative costs ("G&A") increased by 98% and 108% to $386,000 and $786,000, respectively, during the three and six month periods ended June 30, 1997, compared to $195,000 and $377,000 during the corresponding periods of the prior fiscal year. Included in G&A costs during the three and six month periods ended June 30, 1997 period were $26,000 and $96,000 incurred by SDI, respectively, compared to $0 and $0 during the corresponding periods in 1996. The increase in G&A costs from 1996 to 1997 is related primarily to the Company's growth in revenue, resulting in an increase in the Company's overhead cost structure. As a percentage of total revenues, G&A was 29% and 31% during the three and six month periods ended June 30, 1997 period, respectively, compared to 27% and 27% during the corresponding periods of the prior fiscal year.

      Amortization of customer contracts increased 177% and 67% to $224,000 and $418,000 during the three and six month periods ended June 30, 1997, respectively, compared to $81,000 and $250,000 during the corresponding periods in the prior fiscal year. The increase in such costs from 1996 to 1997 resulted from the increase in the amount of capitalized customer contracts, which increased from a net balance of $4.5 million at June 30, 1996 to $7.8 million at June 30, 1996.

      Depreciation and amortization increased by 39% and 94% to $79,000 and $158,000, during the three and six month periods ended June 30, 1997, respectively, compared to $57,000 and $81,000 during the corresponding periods of the prior fiscal year. Such costs include depreciation of property and equipment (the gross balance of which increased from $597,000 at June 30, 1996 to $1.0 million at June 30, 1997 as a result of
(i) the Company's continued expansion activities and (ii) the merger of Guardian and Everest, which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of $1.2 million in goodwill was recorded in connection with the merger of Guardian and Everest, which is being amortized over 10 years), and amortization of certain other intangible assets.

      Interest expense increased 77% and 77% to $243,000 and $440,000 during the three and six month periods ended June 30, 1997, compared to $137,000 and $248,000 during the corresponding periods of the prior fiscal year. The increase in interest expense was the result of additional debt incurred primarily in connection with the cost of acquiring subscriber accounts. The majority of such subscriber acquisition costs were financed by Heller. Total borrowings under the credit facility increased from $4.4 million as of June 30, 1996 to $7.4 million as of June 30, 1997.

      Net income (loss) was $(283,000), or $(.04) per share, and $(485,000), or $(.08) per share, for the three and six month periods ended June 30, 1997, compared to $4,000, or $.00 per share, and $2,000, or $.00 per share, during the corresponding periods of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      In May 1997 the Company entered into the Renewed Credit Facility with Heller for $15 million, expiring in May 1999 with automatic yearly renewals unless terminated. See Note 4 of Notes to Consolidated Financial Statements for further discussion of the terms of the Renewed Credit Facility.

      The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

      At June 30, 1997, the Company had working capital of $36,000, and a current ratio of 1.0 to 1. Net cash used in operating activities during the six month period ended June 30, 1997 was $7,000; the Company incurred a net loss of $485,000 during such period; however, included in such losses was depreciation and amortization expenses totaling $646,000, and a cash outflow of $200,000 related to an increase in accounts receivable. Net cash used in investing activities was $3.1 million during the six month period ended June 30, 1997, comprised of acquisition of customer accounts of $3.1 million, including $2.2 million of contracts purchased from Alarm Control in May 1997 (see Note 2 of Notes to Consolidated Financial Statements), and purchases of fixed assets of $81,000. Net cash provided by financing activities was $2.4 million during the six month period ended June 30, 1997, consisting of proceeds under borrowings from Heller of $3.8 million (including $2.2 million relating to the Alarm Control transaction in May 1997) less repayments to Heller and other long-term debt of $1.3 million, and purchase of treasury stock of $6,000. The Company's cash balance amounted to $381,000 at June 30, 1997.

      Total shareholders' equity was $2.8 million as of June 30, 1997, decreasing by a net amount of $322,000 during the six month period ended June 30, 1997, consisting of a decrease of $485,000 resulting from the net loss incurred during the period, an increase of $39,000 resulting from the issuance of 50,000 shares of Class A Common Stock to Alarm Control in connection with the purchase of Alarm Control's customer contracts as well as certain other assets, an increase of $130,000 resulting from an accrual for the additional 150,000 shares of Class B Common Stock to be issued to Heller (see Note 2 of Notes to Consolidated Financial Statements), and a decrease of $6,000 resulting from the purchase of treasury stock.

      As more fully described in Note 6 of Notes to Consolidated Financial Statements, in July 1997 the Company executed an Agreement and Plan of Merger with SPS Holdings, Inc. ("SPS") which provides for the merger of SPS with and into a wholly-owned subsidiary of Guardian; thus, after the merger, SPS will operate as a wholly-owned subsidiary of the Company. The shareholders of SPS will receive, in the aggregate, approximately 6 million shares of Class A Common Stock of the Company as consideration for the merger, which shares will constitute approximately 46% of the shares of Class A Common Stock of the Company outstanding after the consummation of the merger. Closing of the merger transaction is expected to occur by the end of August 1997.

      Upon consummation of the merger of the Company and SPS, the Company will assume approximately $4.4 million in debt as well as all of the other assets and liabilities of SPS. The majority of the SPS debt is owed to a financial institution. As discussed in Note 6 of Notes to Consolidated Financial Statements, Heller must approve the merger transaction. Additionally, the Company is seeking to borrow funds from Heller under the Renewed Credit Facility to repay SPS's debt to the financial institution.

      Except for the SPS merger transaction discussed above, the Company does not currently have any significant commitments for capital outlays.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.  DESCRIPTION
-----------  -----------
3(i)         Articles of Incorporation dated October 30, 1986 incorporated by reference to Exhibit 3(i) of the Company's Form 10-SB filed
             May 6, 1996
3(i)(a)      Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(a) the Company's Form 10-SB filed
             May 6, 1996
3(i)(b)      Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(b) of the Company's Form 10-SB filed
             May 6, 1996
3(i)(c)      Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(c) of the Company's Form 10-SB/A filed
             January 24, 1997
3(ii)        Amended Bylaws of the Company incorporated by reference to Exhibit
             3(ii) of the Company's Annual Report on Form 10-KSB filed March 31,
             1997
3(ii)(a)     Directors' Consent Dated August 15, 1996 adopting Amendment to the
             Bylaws incorporated by reference to Exhibit 3(ii)(a) of the
             Company's Annual Report on Form 10-KSB filed March 31, 1997
4            Specimen Stock Certificate incorporated by reference to Exhibit 4 of the Company's Form 10-SB filed May 6, 1996
10(b)        Amended and Restated Loan and Security Agreement dated as of
             May 22, 1997 among Guardian International, Inc., the Borrowing
             Subsidiaries From Time to Time Party Hereto, as Borrowers, and
             Heller Financial, Inc., as Lender
27           Financial Data Schedule

(b) Reports on Form 8-K

1. Form 8-K/A filed April 22, 1997 submitting audited financial statements of Guardian International, Inc. for the fiscal year ended December 31, 1994, and audited financial statements of Guardian International, Inc. for the two fiscal years ended December 31, 1995 and 1994

2. Form 8-K/A filed April 22, 1997 submitting audited financial statements of Guardian International, Inc. for the eight month period ended August 31, 1997

3. Form 8-K filed May 5, 1997 announcing termination of previously announced merger discussions with a privately held Florida based security company.

4. Form 8-K filed May 22, 1997 announcing the purchase of the customer contracts as well as certain other assets from Alarm Control, Inc.; also announcing an increase in the size of the Company's Board of Director form three to six, and announcing the appointment of three new Board members.

5. Form 8-K filed June 19, 1997 announcing the execution of a letter of intent to merge with SPS Holdings, Inc.

                                   SIGNATURES

   In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th of August, 1997.

                                          GUARDIAN INTERNATIONAL, INC.

                                          By: /s/ ROBERT K. NORRIS
                                              -----------------------------
                                                  Robert K. Norris
                                                  Chief Financial Officer
                                                  and Senior Executive
                                                  Vice President

                                  EXHIBIT INDEX

EXHIBIT
-------

10(b) Amended and Restated Loan and Security Agreement dated as of May 22, 1997 among Guardian International, Inc., the Borrowing Subsidiaries From Time to Time Party Hereto, as Borrowers, and Heller Financial, Inc., as Lender

27           Financial Data Schedule