Form 10QSB/A
period 1997-03-31
GUARDIAN INTERNATIONAL INC
filed 1997-09-04
CIK 1013978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                            YES   X          NO _____

         As of May 12, 1997, there are 6,503,802 shares of Class A Voting Common Stock and 484,035 shares of Class B Nonvoting Common Stock of the issuer outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                            YES ____   NO  X____

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I   FINANCIAL INFORMATION

Item 1.       Financial  Statements. ................................................................1

                      Consolidated Balance Sheets
                         As of March 31, 1997 and December 31, 1996..................................2

                      Consolidated Statements of Operations..........................................3
                         For the Three Month Periods Ended March 31, 1997 and 1996

                      Consolidated Statements of Cash Flows..........................................4
                         For the Three Month Periods Ended March 31, 1997 and 1996

                      Notes to Consolidated Financial Statements.....................................5

Item 2.       Management's Discussion and Analysis ..................................................7


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..................................................................15

Item 6.           Exhibits and Reports on Form 8-K...................................................15

The Company's 10-QSB for the quarterly period ended March 31, 1997 is hereby amended and restated in its entirety as follows:


PART I   FINANCIAL INFORMATION

Item 1.       Financial  Statements

                                                                  FORM 10-QSB/A

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                                                                            MARCH 31,       DECEMBER 31,
                                                                                              1997              1996
                                                                                              ----              ----
                                                                                           (UNAUDITED)           *
                                                                                           -----------
Assets
Current assets:
     Cash and cash equivalents                                                               $986,872        $1,037,861
     Accounts receivable, net of allowance for doubtful accounts of
       $147,782 at March 31, 1997 and $166,315 at December 31, 1996                           640,583           569,180
     Other                                                                                     67,446            20,736
                                                                                           ----------        ----------
          Total current assets                                                              1,694,901         1,627,777
                                                                                           ----------        ----------

Property and equipment, net                                                                   500,020           484,859

Customer accounts, net                                                                      5,325,582         5,124,449

Intangible assets, net                                                                      1,635,322         1,718,377

Deposits and other assets                                                                      33,489            26,517
                                                                                           ----------        ----------

           Total assets                                                                    $9,189,314        $8,981,979
                                                                                           ==========        ==========

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                                  $  516,030        $  578,592
    Unearned revenue                                                                          142,458           123,961
    Current portion of long term obligations                                                  155,170            84,004
                                                                                           ----------        ----------
          Total current liabilities                                                           813,658           786,557
                                                                                           ----------        ----------

Long term obligations, less current portion                                                 5,462,110         5,079,832

Shareholders' equity:
Class A voting common stock, $.001 par value, 100,000,000 Shares authorized,
   6,453,802 shares issued and outstanding at March 31,
   1997 and  December 31, 1996                                                                  6,454             6,454
Class B non voting common stock, $.001 par value, 484,035
   Shares authorized,  484,035 issued and outstanding at March 31, 1997 and December
   31, 1996                                                                                       484               484
Additional paid-in capital                                                                  4,777,772         4,777,772
Accumulated deficit                                                                        (1,669,806)       (1,467,762)
Notes receivable from sale of stock                                                          (201,358)         (201,358)
                                                                                           ----------        ----------
                                                                                            2,913,546         3,115,590
                                                                                           ----------        ----------
           Total Liabilities and Shareholders' Equity                                      $9,189,314        $8,981,979
                                                                                           ==========        ==========

*Excerpted from audited Financial Statements filed with the Company's Form 10-KSB for the period ended December 31, 1996.

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                  FORM 10-QSB/A

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                    1997              1996
                                                    ----              ----
Revenues:
     Monitoring                                    $812,846        $  574,349
     Installation and service                       409,641            91,948
                                                  ---------------------------
          Total revenue                           1,222,487           666,297

Operating expenses:
     Monitoring                                     151,559           113,814
     Installation and service                       403,498            67,750
     General and administrative                     400,354           182,004
     Amortization of customer contracts             193,816           169,086
     Depreciation and amortization                   78,365            23,913
                                                  ---------------------------
          Total operating expenses                1,227,592           556,567

          Income (loss) from operations              (5,105)          109,730

Interest expense                                    196,939           111,189
                                                    -------           -------

         Net loss                                 $(202,044)          $(1,459)
                                                  =========           =======

 Loss per share                                   $   (0.03)        $   (0.00)
                                                  =========         =========

Average number of shares outstanding              6,453,804         3,226,902
                                                  =========         =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                  FORM 10-QSB/A

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (UNAUDITED)
                                                                                         1997                 1996
                                                                                         ----                 ----
Cash flows from operating activities:
    Net loss                                                                           $  (202,044)         $ (1,459)
     Adjustments to reconcile net loss to net cash provided by (used in)
       Operating activities:
            Depreciation and amortization                                                   78,365            23,913
            Amortization of customer accounts                                              193,816           169,086
            Amortization of deferred financing costs                                        35,230                 -
            Provision for doubtful accounts                                                 20,000                 -
      Changes in assets and liabilities:
            Accounts receivable                                                            (91,403)         (138,620)
            Intangibles and other assets                                                   (55,231)           57,000
            Accounts payable and accrued liabilities                                       (62,562)           86,654
           Unearned revenue                                                                 18,497            33,805
                                                                                        ----------         ---------
               Net cash provided by (used in) operating activities                         (65,332)          230,379
                                                                                       -----------          --------


Cash flows from investing activities:
    Purchase of fixed assets                                                               (44,152)          (88,417)
    Acquisition of customer accounts                                                      (394,949)       (2,033,002)
                                                                                          --------        ----------
            Net cash used in investing activities                                         (439,101)       (2,121,419)
                                                                                         ---------        ----------

Cash flows from financing activities:
     Payments of long term obligations                                                    (471,063)         (508,762)
     Proceeds from line of credit                                                          924,507         2,433,786
                                                                                           -------         ---------
           Net cash provided by financing activities                                       453,444         1,925,024

           Net change in cash and cash equivalents                                         (50,989)           33,984

Cash and cash equivalents, beginning of period                                           1,037,861            14,263
                                                                                        ----------        ----------
Cash and cash equivalents, end of period                                                  $986,872        $   48,247
                                                                                          ========        ==========

Supplemental disclosures:
   Interest paid                                                                       $   161,709         $ 111,189
                                                                                       ===========         =========
   Income taxes paid                                                                   $         -         $       -
                                                                                       ===========         =========



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


2.    ACQUISITIONS

     On August 28, 1996, Everest Security Systems Corporation ("Everest" or "the predecessor company") acquired all of the outstanding common stock of Guardian International, Inc. ("Guardian"), a non public company, by issuing 3,226,902 new shares of Everest, representing 50% of Everest at August 28, 1996. In addition, the merger agreement required that $1,750,000 be paid to the principal shareholder of Guardian as consideration for consummating the transaction as a return of capital (including repayment of remaining shareholder loans of $82,162 at the merger date). The transaction has been accounted for under the purchase method of accounting as a reverse acquisition with Guardian being deemed the acquirer. The fair value of the acquired company, Everest, was $1,948,539, not including net cash of approximately $3,100,000 from a private placement conducted by Everest on August 14, 1996. The excess of the cost over the fair value of the net assets acquired was $1,223,000 and is being amortized on a straight-line basis over 10 years. The name of the surviving entity was changed from Everest to Guardian. The consolidated balance sheets at March 31, 1997 and December 31, 1996, and the consolidated statements of operations and of cash flows for the three month periods ended March 31, 1997 include the accounts and activity of the surviving entity and its wholly-owned subsidiary, (Specialty Device Installers, Inc.). The consolidated statements of operations and of cash flows for the three month periods ended March 31, 1996 include the accounts and activity strictly of Guardian.

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

         Specialty Device Installers, Inc., a wholly-owned subsidiary of the Company ("SDI"), provides installation services to third party security alarm companies, many of which are competitors of the Company. During the first quarter of fiscal year 1997, the Company significantly downsized SDI, as a result of SDI's poor operating performance and because the Company intends to focus on its core businesses of alarm installation, monitoring, and related services for its own customers.


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

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                PERCENTAGE OF TOTAL REVENUES
                                            FOR THE THREE MONTH PERIODS ENDED
                                                            MARCH 31,
                                                            ---------
                                                    1997              1996
                                                    ----              ----
                                                            (UNAUDITED)

Revenues:
    Monitoring                                        66.6%             86.2%
    Installation and service                          33.4              13.8
                                                      ----              ----

         Total revenues                              100.0             100.0

Operating expenses:
    Monitoring                                        12.4              17.0
    Installation and service                          33.0              10.2
    General and administrative                        32.7              27.4
   Amortization of customer contracts                 15.9              25.4
   Depreciation and amortization                       6.5               3.6
                                                     -----             -----
Total operating expenses                             100.5              83.6

Income (loss) from operations                      (   0.5)             16.4

Interest expense                                      16.1              16.7
                                                      ----              ----

Net income (loss)                                    (16.6)%            (0.3)%
                                                      ======             =====

         Neither the Company nor the pre-merged Guardian International, Inc. has ever had any net income, and the Company has a history of consistent and sometimes significant net losses. Although no assurance can be given by the Company as to when or if the Company will realize net earnings, the Company anticipates that, based on its strategy of continued growth and customer account expansion, and barring any unforeseen significant changes in the nature of its business or operations (including its method of financing customer account acquisitions through its existing and/or any new credit facility with its Senior Lender, and the accounting for such acquisitions), it will continue to record net losses until such time as the Company's retail customer contract base totals more than approximately 20,000 and it has substantially reduced its indebtedness. At March 31, 1997, the Company had approximately 8,300 retail customer contracts. The principal reason such a large increase in customers is necessary to achieve net earnings is because a significant amount of interest expense and amortization costs are incurred in connection with account acquisitions. The Company successfully renegotiated its Credit Facility with its Senior Lender in May 1997 to increase its credit availability from $7 million to $15 million (which would be further increased to $20 million at such time as the Company achieves a Tangible Net Worth (as defined under the contemplated terms of the new credit facility) of $5,000,000), which, the Company believes, will provide sufficient capital availability for achieving a customer contract base of 20,000 customers. There can be no assurances, however, that the Company will achieve a customer contract base of 20,000 customers.

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

         The Renewed Credit Facility is used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

                  Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as such term is defined). The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders, and other financial performance covenants. (See Amended and Restated Loan and Security Agreement previously submitted as Exhibit 10(b) to Form 10-QSB filed August 14, 1997, and incorporated herein by reference).

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.        DESCRIPTION
-----------        -----------
3(i)               Articles of Incorporation dated October 30, 1986 incorporated by reference to Exhibit 3(i) of the Company's Form 10-SB
                   filed May 6, 1996
3(i)(a)            Amendment to the Articles of Incorporation incorporated by reference to Exhibit
                   3(i)(a) the Company's Form 10-SB filed May 6, 1996
3(i)(b)            Amendment to the Articles of Incorporation incorporated by reference to Exhibit
                   3(i)(b) of the Company's Form 10-SB filed May 6, 1996
3(i)(c)            Amendment to the Articles of Incorporation incorporated by reference to Exhibit
                   3(i)(c) of the Company's Form 10-SB/A filed January 24, 1997
3(ii)              Amended Bylaws of the Company incorporated by reference to
                   Exhibit 3(ii) of the Company's Annual Report on Form 10-KSB
                   filed March 31, 1997
3(ii)(a)           Directors' Consent Dated August 15, 1996 adopting Amendment to the Bylaws incorporated by reference to Exhibit 3(ii)(a)
                   of the Company's Annual Report on Form 10-KSB filed March 31,
                   1997
4                  Specimen Stock Certificate incorporated by reference to Exhibit 4 of the
                   Company's Form 10-SB filed May 6, 1996
10(a)              Letter from Heller Financial, Inc. Regarding Increase in Credit Facility
                   incorporated by reference to Exhibit 10(a) of the Company's 10-QSB filed May
                   15, 1997
27                 Financial Data Schedule

(b)      Reports on Form 8-K

              1. Form 8-K filed January 3, 1997 submitting audited Financial Statements of the Company for the eight months ended August 31, 1996.

              2. Form 8-K filed February 18, 1997 announcing the signing of a non-binding Letter of Intent to merge with a privately held Florida based company.

                                   SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 5th of September, 1997.

                        GUARDIAN INTERNATIONAL, INC.


                        By:   /S/ RICHARD GINSBURG
                           ---------------------------------------------
                                  Richard Ginsburg
                                  President and Chief Executive Officer

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER            DESCRIPTION
  -------           -----------

  27              Financial Data Schedule