Form 10QSB/A
period 1997-06-30
GUARDIAN INTERNATIONAL INC
filed 1997-09-04
CIK 1013978

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

                                            YES   X___       NO _____

         As of August 14, 1997, there are 6,503,802 shares of Class A Voting Common Stock and 484,035 shares of Class B Nonvoting Common Stock of the issuer outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                            YES ____   NO  X____

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial  Statements                                              1

           Consolidated Balance Sheets
             As of June 30, 1997 and December 31, 1996                      2

           Consolidated Statements of Operations For the Three and
             Six Month Periods Ended June 30, 1997 and 1996                 3

           Consolidated Statements of Cash Flows For the
             Six Month Periods Ended June 30, 1997 and 1996                 4

           Notes to Consolidated Financial Statements                       5

Item 2.  Management's Discussion and Analysis                               8


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  16

The Company's 10-QSB for the quarterly period ended June 30, 1997 is hereby amended and restated in its entirety as follows:


PART I   FINANCIAL INFORMATION

Item 1.       Financial  Statements

                                                                 FORM 10-QSB/A

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                                                                         JUNE 30,        DECEMBER 31,
                                                                                            1997             1996
                                                                                            ----             ----
                                                                                        (UNAUDITED)           *
                                                                                        -----------
Assets
Current assets:
     Cash and cash equivalents                                                               $381,145        $1,037,861
     Accounts receivable, net of allowance for doubtful accounts of
       $163,560 at June 30, 1997 and $166,315 at December 31, 1996                            706,064           569,180
     Other                                                                                     73,459            20,736
                                                                                          -----------        ----------
          Total current assets                                                              1,160,668         1,627,777
                                                                                          -----------        ----------

Property and equipment, net                                                                   672,145           484,859

Customer accounts, net                                                                      7,801,288         5,124,449

Intangible assets, net                                                                      1,824,088         1,718,377

Deposits and other assets                                                                     118,641            26,517
                                                                                          -----------        ----------

           Total assets                                                                   $11,576,830        $8,981,979
                                                                                          ===========        ==========

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                                $    707,935      $    578,592
    Unearned revenue                                                                          251,869           123,961
    Current portion of long term obligations                                                  161,606            84,004
                                                                                          -----------        ----------
          Total current liabilities                                                         1,121,410           786,557
                                                                                          -----------        ----------

Long term obligations, less current portion                                                 7,662,176         5,079,832

Shareholders' equity:
Class A voting common stock, $.001 par value, 100,000,000 Shares authorized,
   6,503,802 and 6,453,802 Shares issued and outstanding
   at June 30, 1997 and   December 31, 1996,  respectively                                      6,504             6,454
Class B non voting common stock, $.001 par value, 484,035 Shares authorized,
   484,035 issued and outstanding at June 30, 1997 and December 31, 1996                          484               484
Additional paid-in capital                                                                  4,745,714         4,777,772
Accumulated deficit                                                                        (1,953,020)       (1,467,762)
Treasury stock                                                                                 (6,438)                -
Notes receivable from sale of stock                                                                 -          (201,358)
                                                                                          -----------        ----------
                                                                                            2,793,244         3,115,590
                                                                                          -----------        ----------
           Total Liabilities and Shareholders' Equity                                     $11,576,830        $8,981,979
                                                                                          ===========        ==========

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

                                                                 FORM 10-QSB/A

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                         --------                          --------
                                                    1997           1996             1997            1996
                                                    ----           ----             ----            ----
Revenues:
     Monitoring                                  $1,006,509     $  639,297       $1,819,355      $ 1,213,646
     Installation and service                       325,672         84,646          735,313          176,594
                                                    -------         ------          -------          -------
          Total revenue                           1,332,181        723,943        2,554,668        1,390,240

Operating expenses:
     Monitoring                                     201,870        144,163          353,429          257,977
     Installation and service                       481,475        105,480          884,973          173,230
     General and administrative                     385,659        195,162          786,013          377,166
     Amortization of customer contracts             224,011         80,847          417,827          249,933
     Depreciation and amortization                   79,199         57,109          157,564           81,022
                                                     ------         ------          -------           ------
          Total operating expenses                1,372,214        582,761        2,599,806        1,139,328

          Income (loss) from operations             (40,033)       141,182          (45,138)         250,912

Interest expense                                    243,181        137,231          440,120          248,420
                                                    -------        -------          -------          -------

         Net income (loss)                        $(283,214)       $ 3,951        $(485,258)          $2,492
                                                  =========        =======        =========           ======

 Income (Loss)  per share                         $   (0.04)    $     0.00        $   (0.08)     $      0.00
                                                  =========     ==========        =========      ===========

Average number of shares outstanding              6,557,691      2,126,902        6,455,746        2,077,796
                                                  =========      =========        =========        =========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                  FORM 10-QSB/A

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                                                                                           1997                1996
                                                                                           ----                ----
Cash flows from operating activities:
    Net loss                                                                           $  (485,258)           $2,492
     Adjustments to reconcile net loss to net cash provided by (used in)
       Operating activities:
            Depreciation and amortization                                                  157,564            81,022
            Amortization of customer accounts                                              417,827           249,933
            Amortization of deferred financing costs                                        70,460                 -
            Provision for doubtful accounts                                                 62,870             8,494
      Changes in assets and liabilities:
            Accounts receivable                                                           (199,754)         (196,165)
            Intangibles and other assets                                                  (175,710)           43,962
            Accounts payable and accrued liabilities                                        16,693            94,327
            Unearned revenue                                                               127,908            45,230
                                                                                       -----------        ----------
               Net cash (used in) provided by operating activities                          (7,400)          329,295
                                                                                         ---------          --------


Cash flows from investing activities:
    Purchase of fixed assets                                                               (80,989)         (172,138)
    Acquisition of customer accounts                                                    (3,055,666)       (2,688,479)
                                                                                        ----------        ----------
            Net cash used in investing activities                                       (3,136,655)       (2,860,617)
                                                                                       -----------        ----------

Cash flows from financing activities:
    Payments of long term obligations                                                   (1,351,372)         (943,345)
    Proceeds from line of credit                                                         3,845,149         3,488,570
    Purchase of treasury stock                                                              (6,438)                -
                                                                                             -----
           Net cash provided by financing activities                                     2,487,339         2,545,225

           Net change in cash and cash equivalents                                        (656,716)           13,903

Cash and cash equivalents, beginning of period                                           1,037,861            14,263
                                                                                        ----------        ----------
Cash and cash equivalents, end of period                                                  $381,145        $   28,166
                                                                                          ========        ==========

Noncash investing and financing activities:
   Financed acquisition of property and equipment                                          166,168            31,939
   Recognition of Class B common stock to be issued                                        130,500                 -
   Accrue commitment fee to senior lender                                                  112,500                 -
   Issuance of common stock to purchase customer contracts                                  39,000                 -
   Write-off of note receivable from sale of stock                                         201,358                 -

Supplemental disclosures:
   Interest paid                                                                       $   364,770         $ 248,420
                                                                                       ===========         =========
   Income taxes paid                                                                   $         -         $       -
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

6.    SUBSEQUENT EVENTS

     On July 15, 1997, the Company executed an Agreement and Plan of Merger with SPS Holdings, Inc. ("SPS") which provided for the merger of SPS with and into a wholly-owned subsidiary of Guardian; thus, after the merger, SPS would have operated as a wholly-owned subsidiary of the Company. The shareholders of SPS would have received, in the aggregate, approximately 6 million shares of Class A Common Stock of the Company as consideration for the merger, which shares would have constituted approximately 46% of the shares of Class A Common Stock of the Company outstanding after the consummation of the merger. The SPS shareholders would have also received registration rights in connection with the merger. In connection with the merger, the majority shareholders of the Company, the Ginsburgs, would have entered into a shareholders agreement with the SPS shareholders regarding the composition of the Company's Board of Directors, and the retention of Richard Ginsburg as President and CEO, after consummation of the merger. The consummation of the merger was subject to and conditioned upon, among other things, certain consents and approvals, including the consent of Heller pursuant to the terms of the Renewed Credit Facility. Closing of the merger transaction was expected to have occurred before the end of August 1997.

     As of the filing date of this Form 10-QSB/A, the Company's agreements with respect to the merger with SPS Holdings, Inc., described above, have been terminated.

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

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                       PERCENTAGE OF TOTAL REVENUES
                                                                       ----------------------------
                                                         FOR THE THREE MONTH                  FOR THE SIX MONTH
                                                           PERIODS ENDED                         PERIODS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                        1997             1996                 1997             1996
                                                        ----             ----                 ----             ----
                                                             (UNAUDITED)                          (UNAUDITED)
Revenues:
    Monitoring                                          75.6%            88.3%                71.2%            87.3%
    Installation and service                            24.4             11.7                 28.8             12.7
                                                        ----             ----                 ----             ----

         Total revenues                                100.0            100.0                100.0            100.0

Operating expenses:
    Monitoring                                          15.2             19.9                 13.8             18.6
    Installation and service                            36.2             14.6                 34.6             12.5
    General and administrative                          28.9             27.0                 30.8             27.1
   Amortization of customer contracts                   16.8             11.1                 16.4             18.0
   Depreciation and amortization                         5.9              7.9                  6.2              5.8
                                                        ----             ----                  ---              ---
Total operating expenses                               103.0             80.5                101.8             82.0

Income (loss) from operations                           (3.0)            19.5                 (1.8)            18.0

Interest expense                                        18.3             19.0                 17.2             17.9

Net income (loss)                                      (21.3)%            0.5%               (19.0)%             .1%
                                                       =======            ====               =======             ===

         Neither the Company nor the pre-merged Guardian International, Inc. (see Note 2 of Notes to Consolidated Financial Statements) has ever had any net income, and the Company has a history of consistent and sometimes significant net losses. Although no assurance can be given by the Company as to when or if the Company will realize net earnings, the Company anticipates that, based on its strategy of continued growth and customer account expansion, and barring any unforeseen significant changes in the nature of its business or operations (including its method of financing customer account acquisitions through its existing and/or any new credit facility with its Senior Lender, and the accounting for such acquisitions), it will continue to record net losses until such time as the Company's retail customer contract base totals more than approximately 20,000 and it has significantly reduced its indebtedness. At June 30, 1997, the Company had approximately 10,900 retail customers, compared to approximately 7,700 retail customer contracts at June 30, 1996. The Company recently increased its credit availability with Heller from $7 million to $15 million (see Note 4 of Notes to Consolidated Financial Statements) which, the Company believes, will provide sufficient capital availability for achieving a customer contract base of 20,000 customers. There can be no assurances, however, that the Company will achieve a customer contract base of 20,000 customers. See
Note 6 of Notes to Consolidated Financial Statements regarding the Company's plans, terminated as of the filing date, to acquire another company pursuant to a merger of such company with and into a wholly-owned subsidiary of the Company.

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

                                                    FOR THE THREE MONTH                     FOR THE SIX MONTH
                                                      PERIODS ENDED                           PERIODS ENDED
                                                         JUNE 30,                                JUNE 30,
                                                   1997            1996                    1997           1996
                                                   ----            ----                    ----           ----
                                                         (UNAUDITED)                             (UNAUDITED)
Net income (loss)                                $(283,214)        $3,951               $(485,258)        $2,492
Plus:
Amortization of customer contracts                 224,011         80,847                 417,827        249,933
Depreciation and amortization                       79,199         57,109                 157,564         81,022
Interest expense                                   243,181        137,231                 440,120        248,420
                                                   -------        -------                 -------        -------
EBITDA                                            $263.177       $279,138                $530,253       $581,867
                                                  ========       ========                ========       ========


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

         As more fully described in Note 6 of Notes to Consolidated Financial Statements, in July 1997 the Company executed an Agreement and Plan of Merger with SPS Holdings, Inc. ("SPS") which provided for the merger of SPS with and into a wholly-owned subsidiary of Guardian; thus, after the merger, SPS would have operated as a wholly-owned subsidiary of the Company. The shareholders of SPS would have received, in the aggregate, approximately 6 million shares of Class A Common Stock of the Company as consideration for the merger, which shares would have constituted approximately 46% of the shares of Class A Common Stock of the Company outstanding after the consummation of the merger. Closing of the merger transaction was expected to have occurred by the end of August 1997.

         Upon consummation of the merger of the Company and SPS, the Company would have assumed approximately $4.4 million in debt as well as all of the other assets and liabilities of SPS. The majority of the SPS debt is owed to a financial institution. As discussed in Note 6 of Notes to Consolidated Financial Statements, Heller had to approve the merger transaction. Additionally, the Company was seeking to borrow funds from Heller under the Renewed Credit Facility to repay SPS's debt to the financial institution.

         As of the filing date of this Form 10-QSB/A, the agreements with respect to the merger with SPS, described above, have been terminated.

         As of the filing date of this Form 10-QSB/A, the Company does not have any significant commitments for capital outlays.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.        DESCRIPTION
-----------        -----------
3(i)               Articles of Incorporation dated October 30, 1986 incorporated by reference to Exhibit 3(i) of the Company's Form 10-SB
                   filed May 6, 1996
3(i)(a)            Amendment to the Articles of Incorporation incorporated by reference to Exhibit
                   3(i)(a) the Company's Form 10-SB filed May 6, 1996
3(i)(b)            Amendment to the Articles of Incorporation incorporated by reference to Exhibit
                   3(i)(b) of the Company's Form 10-SB filed May 6, 1996
3(i)(c)            Amendment to the Articles of Incorporation incorporated by reference to Exhibit
                   3(i)(c) of the Company's Form 10-SB/A filed January 24, 1997
3(ii)              Amended Bylaws of the Company incorporated by reference to
                   Exhibit 3(ii) of the Company's Annual Report on Form 10-KSB
                   filed March 31, 1997
3(ii)(a)           Directors' Consent Dated August 15, 1996 adopting Amendment to the Bylaws incorporated by reference to Exhibit 3(ii)(a)
                   of the Company's Annual Report on Form 10-KSB filed March 31,
                   1997
4                  Specimen Stock Certificate incorporated by reference to Exhibit 4 of the
                   Company's Form 10-SB filed May 6, 1996
10(a)              Letter from Heller Financial, Inc. Regarding Increase in Credit Facility
                   incorporated by reference to Exhibit 10(a) of the Company's Form 10-QSB filed
                   May 15, 1997

10(b)              Amended and Restated Loan and Security Agreement dated as of
                   May 22, 1997 among Guardian International, Inc., the
                   Borrowing Subsidiaries From Time to Time Party Hereto, as
                   Borrowers, and Heller Financial, Inc., as Lender incorporated by reference to Exhibit 10(b) of the Company's 10-QSB filed
                   August 14, 1997
27                 Financial Data Schedule

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

                            GUARDIAN INTERNATIONAL, INC.


                            By:   /S/ RICHARD GINSBURG
                               --------------------------------------------
                                      Richard Ginsburg
                                      President and Chief Executive Officer

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                DESCRIPTION
  -------               -----------

  27              Financial Data Schedule