Form 10KSB/A
period 1996-12-31
GUARDIAN INTERNATIONAL INC
filed 1997-09-05
CIK 1013978

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____


                         COMMISSION FILE NUMBER 0-28490


                          GUARDIAN INTERNATIONAL, INC.
        (Formerly Everest Security Systems Corporation, formerly Everest
           Funding Corporation, formerly Burningham Enterprises, Inc.)
             (Exact name of registrant as specified in its charter)


           NEVADA                                      58-1799634
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


          3880 N. 28 TERRACE                          (954) 926-5200
       HOLLYWOOD, FLORIDA 33020               (The Company's telephone number,
(Address of principal executive offices)           including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant 's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for the 1996 fiscal year were $3,620,990.

         The aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of March 26, 1997 was $1,998,067.13.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

         As of March 31, 1997, there are 6,453,804 shares of Class A Voting Common Stock and 484,035 shares of Class B Nonvoting Common Stock of the issuer outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The issuer incorporates by reference in the exhibits set forth in Item 13, various documents filed as exhibits to the Company's Form 8-K filed September 12, 1996, to report the merger of the issuer (then called Everest Security Systems Corporation, and Guardian International, Inc., then a private Florida corporation.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        -------

Introductory Note........................................................... 1

                                     PART I

Item   1.  Description of Business.......................................... 2
Item   2.  Description of Property..........................................13
Item   3.  Legal Proceedings................................................14
Item   4.  Submission of Matters to a Vote of Security Holders..............14


                                     PART II

Item   5.  Market for Registrant's Common Stock and Related
             Stockholder Matters............................................14
Item   6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation.......................................19
Item   7.  Financial Statements.............................................27
Item   8.  Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.......................................42


                                    PART III

Item  9.   Directors and Executive Officers of the Registrant...............42
Item 10.   Executive Compensation...........................................44
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management.....................................................45
Item 12.   Certain Relationships and Related Transactions...................46
Item 13.   Exhibits.........................................................47

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


         The Company was incorporated under the laws of the State of Nevada on October 30, 1986 as Burningham Enterprises, Inc. On August 28, 1996, Guardian International, Inc., then a privately held Florida corporation, merged with and into the Company (then named Everest Security Systems Corporation). Following the merger, the Company changed its name to Guardian International, Inc. For more information regarding the Company's history and its merger with the privately held Guardian International, Inc., see the information set forth in this Item 1 under the caption "History".


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


         The Company consists of three business components: (i) Guardian International ("Guardian International"), a division involved in monitoring services, the provision of field repair services for the account base, ongoing account acquisitions, and dealer funding of monitoring accounts, (ii) Gibraltar Security Alarm Systems ("Gibraltar"), a division involved in high grade installations, and (iii) Specialty Devices, Inc. ("SDI"), a wholly owned subsidiary of the Company engaged in providing installation services to third party security alarm companies, some of which are competitors of the Company.

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

         Neither the Company nor the pre-merged Guardian International, Inc. (see Item 1. under the caption "History" below) has ever had any net income, and has a history of consistent and sometimes significant net losses. See Item 6. - "Results of Operations" for further discussion.


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


         The Company's monitoring center is comprised of a number of devices. These devices include: alarm receiving equipment, telephone dialers, radio signal receiving equipment, a digital telephone recorder, a digital telephone system, and a voice mail / auto phone attendant. All of these devices are maintained internally by the Company's technical personnel. The balance of the Company's equipment includes dual redundant Data General mainframe servers, associated CRTs (terminals), and the software which runs the automated functions of the Company's security, service, and accounting functions. The software is maintained by Monitoring Automation Systems (Irvine, CA) and the Data General mainframe and terminals are maintained by Data General Corporation (Boston, MA) pursuant to annual maintenance contracts. The maintenance services of Monitoring Automation Systems and Data General cost the Company approximately $5,000 per month in the aggregate.



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

INSTALLATION SERVICES TO THIRD PARTY ALARM COMPANIES (SDI)

         SDI provides installation services to third party security alarm companies, many of which are competitors of the Company. The Company has recently downsized SDI, as a result of SDI's poor operating performance and because the Company intends to focus on its core business of alarm installation, monitoring, and related services for its own customers.


RECENT DEVELOPMENTS


         During May 1997 the Company negotiated a new credit facility ("Renewed Credit Facility") with its current lender, Heller Financial, Inc. ("Heller" or the "Senior Lender"). (For information regarding Heller's ownership of certain shares of Class B Nonvoting Common Stock and its right to receive additional Class B shares, see Item 5, below.) Under the Renewed Credit Facility, the maximum credit facility was increased from $7 million (see Item 6 - "Credit Facility," below) to $15 million, and will be further increased to $20 million at such time as the Company achieves a Tangible Net Worth (as defined under the terms of the Renewed Credit Facility) of $5 million provided that there have been no defaults under the Renewed Credit Facility. Credit availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as such term is defined in the Renewed Credit Facility). There can be no assurances that the Company will achieve a Tangible Net Worth (as defined) of $5 million. Interest under the Renewed Credit Facility is based on the 90 day LIBOR plus an additional percentage varying from 4% to 5%, depending on the Company's outstanding borrowings and Tangible Net Worth (as defined). The Renewed Credit Facility expires in May 1999, and shall automatically renew from year to year thereafter unless terminated. The loan is collateralized by the Company's assets. Additionally, guarantees limited to potential losses, damages, costs and expenses incurred by Heller regarding certain Company representations have been provided by Harold and Sheilah Ginsburg, both of whom are directors, officers, and principal shareholders of the Company. The Renewed Credit Facility was filed as Exhibit 10(b) of the Company's 10-QSB filed August 14, 1997.

         In May 1997 the Company completed the acquisition of the customer contracts as well as certain other assets of Alarm Control, Inc. The total number of contracts acquired was approximately 2,300. The consideration paid by the Company consisted of $2.2 million in cash, 50,000 shares of the Company's common stock ("Common Stock"), and options to purchase an additional 100,000 shares of Common Stock at an exercise price of $2.50 per share. Pursuant to the terms of the purchase, the Company entered into an employment agreement with a majority shareholder of the Seller for a period of four years; pursuant to such contract, such majority shareholder of the Seller will provide certain sales, marketing, and consulting services to the Company at an annual salary of $150,000 plus other benefits

           The Company's previously announced agreements with respect to the merger of SPS Holdings, Inc., a Florida based security company, with and into a wholly-owned subsidiary of the Company, have been terminated.


HISTORY


         The Company was incorporated under the laws of the State of Nevada on October 30, 1986 as Burningham Enterprises, Inc.("Burningham"). Burningham launched a "blank check/blind pool" initial public offering (the "IPO"), registering its shares with the SEC on a Registration Statement on Form S-18 which was declared effective in March 1987. The Company raised one hundred thousand dollars ($100,000) pursuant to the IPO.

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


         On October 9, 1995, the Company entered into a stock purchase agreement ("Stock Purchase Agreement") with Specialty Device Installers, Inc. ("SDI"), a company incorporated under the laws of the State of Florida in August 1991. Under the terms of the Stock Purchase Agreement, the Company purchased all of the shares of SDI in exchange for 100,000 shares of Common Stock. The Stock Purchase Agreement also required the Company to enter into an employment contract with Frank Bauer for a term of five years commencing on October 1, 1995, presently at an annual salary of $62,400. Mr. Bauer is still serving as President of SDI pursuant to the terms of that employment agreement, but he is neither an officer of the Company nor a member of the Board. SDI provides installation services to third party security alarm companies, some of which are competitors of the Company. During the first quarter of fiscal 1997, the Company significantly downsized SDI as a result of SDI's poor operating performance, and because the Company intends to focus on its core businesses of alarm installation, monitoring, and related services.

         On January 15, 1996, the Company formed Federal Alarm Systems, Inc. ("FASI"), a wholly owned subsidiary organized under the laws of the State of Florida. FASI was established to provide monitoring services for the owners of burglar alarm systems installed by SDI, and to monitor and service purchased burglar alarm contracts. Subsequent to the establishment of FASI, the Company's management decided to perform these services through SDI, and FASI has been dissolved.


MERGER WITH GUARDIAN INTERNATIONAL, INC.


          On August 15, 1996, the Company executed an Agreement and Plan of Merger ("Merger Agreement") with Guardian International, Inc. ("Guardian"), a Florida corporation. On August 28, 1996, Guardian merged with and into Everest (the "Merger"). Pursuant to the terms of the Merger Agreement, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, the Company issued three million two hundred twenty-six thousand nine hundred two (3,226,902) shares of Common stock to the shareholders of Guardian in exchange for all of the outstanding shares of common stock of Guardian. These shares represented approximately fifty percent (50%) of the Company's issued and outstanding Common Stock. Also, pursuant to the terms of the Merger Agreement, the Company paid approximately $1.8 million to Harold Ginsburg, one of the shareholders of Guardian, in repayment of certain loans to Guardian and as a return of capital.

         In connection with the Merger transaction, Harold Ginsburg received an irrevocable voting proxy from International Treasury & Investments, Ltd. ("ITI") to vote one million (1,000,000) shares of Common Stock owned at the time by ITI. These shares were also pledged by ITI to the Guardian shareholders pursuant to the terms of the Merger Agreement to secure an obligation of G.M. Capital Partners, Ltd. ("G.M. Capital") to raise additional equity for the Company within a specified period following the Merger. As a result of a default by G.M. Capital on its obligations, the shares are available to be transferred to the Guardian shareholders and are presently being held by an escrow agent for the benefit of the Guardian shareholders. In addition, pursuant to an agreement between certain shareholders of the Company and certain members of the Ginsburg family who constituted the principal shareholders of Guardian (the "Ginsburgs"), the Ginsburgs have voting control over approximately 230,000 additional shares of Common Stock for a period of two years (which commenced on August 28, 1996).


         Following the Merger, the Company changed its name to Guardian International, Inc. The Company's directors preceding the Merger resigned following the Merger, and the directors of Guardian filled the vacancies on the Board. For a listing of the Company's directors following the Merger (also the Company's present directors), see Item 9 contained herein. The Merger was a reverse acquisition for accounting purposes, with Guardian deemed the acquirer. For a further discussion of the accounting treatment of this transaction, see
Note 2. of Notes to Consolidated Financial Statements included in Item 7 contained herein.


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

BUSINESS STRATEGY


         The Company's strategy for growth has consisted primarily of the implementation of an aggressive and strategic acquisition plan. Between 1994 and 1996, prior to its merger into the Company, Guardian acquired a combination of twelve (12) alarm companies and/or portfolios of customer monitoring contracts from existing alarm companies. The financing for these acquisitions was derived from a seven million dollar ($7,000,000) credit facility with pre-merger Guardian's lender, which has been replaced by the Company's Renewed Credit Facility. See Item 1 - "Recent Developments," above, and Item 6 - "Credit Facility," below. These acquisitions enabled Guardian to more than double its annual retail account base in that two-year period.


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

CUSTOMER ACCOUNT ACTIVITY DURING FISCAL YEAR 1996

         The Company purchased 3,499 contracts (net of 244 contracts which were returned to sellers due to collectability problems -- such returned contracts are not counted towards attrition, as defined under the caption "Overview" in
Part 6 , below) during Fiscal Year 1996.

         The following table reflects the Company's customer account activity during Fiscal Year 1996:

         Number of customer contracts owned as of January 1, 1996               4,049
         Contracts purchased during Fiscal Year 1996                            3,499
         Contracts generated through internal sales during Fiscal Year 1996       176
         Contracts acquired through Everest merger                                424
         Contracts lost through net attrition*                                   (208)
                                                                                 ----
         Number of customer contracts owned as of December 31, 1996             7,940
                                                                               ======

* For the definition of net attrition and a discussion of the primary reasons for attrition of customer accounts, see information under the caption "Overview" in Item 6, below.

         The 3,499 contracts purchased by the Company during Fiscal Year 1996 generated average MRR of approximately $29 per contract. The range of monthly recurring revenue is between $15 per contract and $60 per contract. Approximately 65% of the contracts purchased were residential contracts and approximately 35% were commercial contracts. The breakdown of the number of purchased contract for Fiscal Year 1996 by recurring revenue range is as follows:

                                               NUMBER OF CONTRACTS PURCHASED
            RECURRING                              DURING THE YEAR ENDED
          REVENUE RANGE                              DECEMBER 31, 1996
          -------------                              -----------------
            $15 - $25                                      2,340

            $26 - $35                                        918

            $36 - $60                                        168

             Over $60                                         73
                                                           -----

                                                           3,499
                                                           -----

         The average attrition guarantee period, for which dealers must replace nonperforming contracts, is between 12 and 18 months from the date of purchase. The average purchase price holdback is 10%.


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


         As of December 31, 1996, the Company had engaged 31 dealers. Additionally, the Company purchased customer accounts from 9 independent alarm companies other than dealers during fiscal year 1996. Such dealers and other independent alarm companies are located throughout South Florida, Central Florida, and the Tampa/Sarasota, Florida areas.



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

         The segment of the industry composed of central monitoring services is characterized by a small number of companies that provide both wholesale and retail monitoring. The barriers to entry in this segment are high due to the large investment required to equip and conform the facilities for UL approval. This segment is divided into national and regional firms. The smaller regional companies have difficulty competing with the larger national firms due to higher overhead, the inability to purchase service and equipment on volume discounts, and, often, the lack of capital to make acquisitions. However, the Company believes that large regional companies are at a competitive advantage relative to large national companies; these large national companies provide sales and/or leases, installations and service of security systems and provide central monitoring services, but typically provide only retail monitoring for security systems installed by them. They generally do not enter the wholesale market. In contrast, regional companies typically provide wholesale monitoring services to other regional and local alarm companies that are unable to supply the monitoring function for the security systems which they sell. (See "Wholesale Monitoring Program," above, for a discussion of the Company's Wholesale Monitoring Program.)


         There are a number of larger companies which may have significantly greater capital and resources than the Company. (See also Item 1 - "Market Overview and Trends," above, for a discussion of competition from large companies in other industries). The following chart reflects the size of the nine largest alarm companies. The information was obtained from the May 1996 issue of SDM MAGAZINE (formerly SECURITY DISTRIBUTING & MARKETING MAGAZINE).


                                 1995 REVENUE
COMPANY                         (IN MILLIONS)            NUMBER OF ACCOUNTS
- -----------------------------   -------------            ------------------
ADT Security                        $814                      1,039,000
Wells Fargo Alarm Services          $255                        146,000
Security Link from Ameritech        $250                        344,000
Honeywell                           $223                        190,000
Brinks Home Security                $128                        378,700
Westinghouse Security Systems       $115                        266,000
Rollins Protective Services         $ 66                        120,000
ASH, USA                            $ 64                         33,000
Westec Security                     $ 62                         62,000
Guardian International, Inc.        $  1                          4,049



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


         During the second quarter of fiscal year 1997 the Company negotiated a modification of the lease on its corporate headquarters to expand its administrative office space by six thousand (6,000) square feet. The amended lease is on terms no less favorable to the Company than under the previously existing lease.


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of security holders, through proxy or otherwise, during the fourth quarter ended December 31, 1996. As set forth in the Company's Definitive Information Statement on Form 14C filed with the SEC on November 14, 1996 (the "Definitive Form 14C"), Richard, Harold, Sheilah and Rhonda Ginsburg (the "Ginsburgs"), who owned or controlled sixty-two percent (62%) of the outstanding shares of Common Stock as of September 10, 1996, approved by written consent in November 1996, the filing of amendments to the Company's Certificate of Incorporation (i) to change the name of the Company to Guardian International, Inc. and (ii) to authorize two new classes of Common Stock, Class A Voting Common Stock and Class B Nonvoting Common Stock and establish the relative rights, powers and limitations of the Class A and Class B Common Stock.



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

         1995
         ----
         First Quarter              $.011                     $.01
         Second Quarter             $.06                      $.05
         Third Quarter              $2 9/16*                  $1/2*
         Fourth Quarter             $3                        $2

         1996
         ----
         First Quarter              $3 9/16                   $3
         Second Quarter             $4 7/8                    $3 1/4
         Third Quarter              $5                        $4 1/8
         Fourth Quarter             $2 1/2                    $1 3/4


         * Following a 1-for-20 reverse split of the Company's Common Stock, effective July 24, 1995.


         The Company is presently authorized to issue one hundred million (100,000,000) shares of Class A Common Stock, $0.001 par value per share, of which six million four hundred fifty three thousand eight hundred four (6,453,804) shares are issued and outstanding as of March 31, 1997. The Company is authorized to issue 484,035 shares of Class B Common Stock, $0.001 par value per share, of which 484,035 shares are issued and outstanding as of March 31, 1977.

Pursuant to the terms of the agreement and plan of merger by and among the Company, Guardian, and Guardian's principal shareholders (the "Merger Agreement"), the shareholders of Guardian prior to its merger into the Company are entitled to receive an additional one million (1,000,000) million shares of Common Stock, presently held in escrow by the Company's counsel, Navon, Kopelman & O'Donnell, P.A., as escrow agent ("Escrow Agent"). Specifically, pursuant to
Section 9.2 of the Merger Agreement, in order to secure the obligation of G.M. Capital Partners, Ltd. ("G.M. Capital") to raise an additional $7,000,000 in equity capital, International Treasury and Investments, Ltd., a British Virgin Islands corporation and an affiliate of G.M. Capital, pledged one million shares of Common Stock (the "Pledged Shares") to the shareholders of the pre-merged Guardian (the "Pre-Merger Guardian Shareholders"). Further, pursuant to the terms of Section 9.2, the Escrow Agent was authorized to deliver the Pledged Shares to the Pre-Merger Guardian Shareholders if the additional capital was not deposited with the Company within 60 days of the closing date of the Merger (the "Outside Date"). The additional capital was not deposited on or prior to the Outside Date, and, therefore, the Pre-Merger Guardian Shareholders, which include the Company's principal shareholders at present, are entitled to receive the Pledged Shares proportionately to their ownership in the pre-merged Guardian. As of March 31, 1977, the shares were being held for the benefit of the Pre-Merger Guardian Shareholders by the Escrow Agent.

         In connection with the merger of Guardian into the Company, Heller received 484,035 shares of Class B Nonvoting Common Stock in exchange for certain capital appreciation rights with respect to the common stock of pre-merger Guardian held by Heller. . In addition, pursuant to the terms of an agreement entered into among the Pre-Merger Guardian Shareholders and Heller, as a result of G.M. Capital's failure to raise the additional $7,000,000 in equity capital (see paragraph immediately above), the Pre-Merger Guardian Shareholders are required to transfer one hundred and fifty thousand (150,000) shares of Class B Nonvoting Common Stock to Heller. In order to fulfill this commitment, an amendment to the Company's Articles of Incorporation will be required to authorize additional shares of Class B Nonvoting Common Stock.



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

                                                                                         AGGREGATE
                                                           NUMBER OF                   CONSIDERATION
          PURCHASER       DATE OF PURCHASES              COMMON SHARES                     PAID
          ---------       -----------------              -------------                     ----
International Treasury          6/7/95           20,000,000 (before the 1 for    $100,000 in J.A.
& Investments Ltd.                               20 reverse split)               Industries stock

         On July 5, 1995, the Company issued 3,975,000 shares of Common Stock to three individuals (or entities owned or controlled by such individuals) for par value. Two of the individuals were officers and directors of the Company. The issuance was exempt from registration in accordance with Rule 701 of the Securities Act of 1933, as amended the "Securities Act"). The shares were issued as compensation for services rendered or to be rendered.

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

                                                                                                   AGGREGATE
                                                                         NUMBER OF               CONSIDERATION
              PURCHASER                    DATE OF PURCHASES           COMMON SHARES                 PAID
              ---------                    -----------------           -------------                 ----
427968 B.C. Ltd.                               10/13/95                    50,000                    $100,000

427968 B. C. Ltd.                              10/17/95                    10,000                     $20,000

Royal Bank of Scotland (3)                     10/30/95                   100,000                    $200,000

Anne Huber                                     10/31/95                    15,000                     $30,000

Rodney Adler                                   12/04/95                   100,000                    $200,000

Tiger Eye Investments [Cayman] Ltd. (4)        12/15/95                    75,000                    $150,000

International Treasury & Investments           12/15/95                    75,000                    $150,000
Ltd. (5)

Langara Capital Foundation (6)
                                               12/15/95                    75,000                    $150,000

         In November 1995, the Company issued one hundred thousand (100,000) shares of Common Stock at $0.01 per share to Frank Bauer in accordance with the terms of the purchase agreement of SDI. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act, amended.
- ----------------------

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

                                                                                                  AGGREGATE
                                                                    NUMBER OF                   CONSIDERATION
          PURCHASER                DATE OF PURCHASES              COMMON SHARES                     PAID
          ---------                -----------------              -------------                     ----
Frank Bauer                              11/95                       100,000                       $1,000

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

                                                                                                  AGGREGATE
                                                                    NUMBER OF                   CONSIDERATION
           PURCHASER                DATE OF PURCHASES             COMMON SHARES                     PAID
           ---------                -----------------             -------------                     ----
Bank of Austria (Switzerland)            8/14/96                      15,000                      $52,500

Bank Leu                                 8/14/96                      60,000                     $210,000

Coutts & Co. AG Zurich                   8/14/96                      15,000                      $52,500

Credit Suisse                            8/14/96                     170,000                     $595,000

Darier Hentsch Private Bank & Trust      8/14/96                      30,000                     $105,000

FAI Overseas Investments                 8/14/96                     200,000                     $700,000

Royal Bank of Scotland                   8/14/96                     400,000                   $1,400,000

Swiss Bank Corp.                         8/14/96                     110,000                     $385,000

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

         Amounts paid to independent alarm companies and Dealers are capitalized and amortized over ten years. If a customer signed on by an independent alarm company or Dealer is lost and not replaced, the unamortized contract amount is written off. Such write-offs are included in amortization of customer contracts in the accompanying Statements of Operations.


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


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996              1995
                                                              ----              ----
Revenues:
    Monitoring                                                 74.2              87.3
    Installation and service                                   25.8              12.7
                                                              -----             -----
                                                              100.0             100.0
Total revenues

Operating expenses (as a percentage of revenues):
    Monitoring                                                 13.8              27.3
    Installation and service                                   25.6              12.7
    General and administrative                                 40.0              53.0
                                                              -----             -----
                                                               79.4              93.0

Income before interest expense,
   amortization, and depreciation
   (as a percentage of revenues)                               20.6               7.0

Interest expense (as a percentage of revenues)                 15.5              13.4
Amortization of customer contracts (as a
  percentage of revenues)                                      16.0               8.0
Depreciation and amortization (as a percentage
  of revenues)                                                  5.4              10.4
                                                              -----              ----
                                                               36.9              31.8
                                                               ----              ----

Net loss (as a percentage of revenues)                        (16.3)            (24.8)
                                                              =====              ====

         Neither the Company nor the pre-merged Guardian International, Inc. (see Item 1. under the caption "History") has ever had any net income, and has a history or consistent and sometimes significant net losses. Although no assurance can be given by the Company as to when or if the Company will realize net earnings, the Company anticipates that, based on its strategy of continued growth and customer account expansion, and barring any unforeseen significant changes in the nature of its business or operations (including its method of financing customer account acquisitions through its existing and/or any new credit facility with Heller, and the accounting for such acquisitions), it will continue to record net losses until such time as the Company's retail customer contract base totals approximately more than 20,000 and it has significantly reduced its indebtedness. At December 31, 1996, the Company had approximately 7,900 retail customer contracts. The principal reason such a large increase in customers is necessary to achieve net earnings is because a significant amount of interest expense and amortization costs are incurred in connection with account acquisitions. The Company has recently renegotiated its Credit Facility (the "Renewed Credit Facility") with Heller to increase its credit availability from $7 million to $15 million (which would be further increased to $20 million at such time as the Company achieves a Tangible Net Worth (as defined under the contemplated terms of the Renewed Credit Facility) of $5,000,000)), which, the Company believes, will provide sufficient capital availability for achieving a base of 20,000 customers. There can be no assurances, however, that the Company will achieve a base of 20,000 customers. For information regarding the Company's strategy for expanding its customer account base, and the average terms of monitoring contracts, please refer to the information under the caption "Business Strategy" in Item 1, above.

         Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is another important factor in considering profitability. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net earnings and is indicative neither of the Company's operating performance nor of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses. The following table provides a calculation of EBITDA for Fiscal Years 1996 and 1995:

                                             FOR THE FISCAL YEAR ENDED
                                                    DECEMBER 31,
                                            1996                1995
                                            ----                ----

    Net loss                              $(590,348)          $(270,383)

    Plus:

    Amortization of customer contracts      577,611              87,873

    Depreciation and amortization           195,679             115,016

    Interest expense                        560,680             146,331
                                            -------             -------



    EBITDA                                 $743,622             $78,837
                                           ========             =======

FISCAL 1996 COMPARED TO FISCAL 1995



         Total revenues for the fiscal year ended December 31, 1996 ("Fiscal Year 1996") increased 231% to $3.6 million, from $1.1 million for the fiscal year ended December 31,1995 ("Fiscal Year 1995"). Monitoring revenues increased by 182% to $2.7 million during Fiscal Year 1996, from $953,000 during Fiscal Year 1995. Installation and service revenues increased by 571% to $935,000 during Fiscal Year 1996, compared to $139,000 during Fiscal Year 1995. Total retail subscribers numbered approximately 7,900 at December 31, 1996, compared to approximately 4,000 at December 31, 1995, a net increase of 98%. The increase in revenues and number of subscribers from Fiscal Year 1995 to Fiscal Year 1996 is primarily attributable to the Company's ongoing Independent Alarm Acquisition Program and Dealer Program, and the portfolio acquisition of customer accounts (Gibraltar) during the first quarter of Fiscal Year 1996, which added approximately 1,250 retail subscribers and continues to add new accounts through the Company's internal sales force. Additionally, during Fiscal Year 1996 SDI provided approximately $520,000 in installation and service revenue subsequent to the merger of Guardian and Everest.

         Total operating expenses for Fiscal Year 1996 increased 200% to $3.7 million, from $1.2 million during Fiscal Year 1995. Monitoring expenses increased 67% to $499,000 during Fiscal Year 1996, compared to $298,000 during Fiscal Year 1995. The increase in monitoring costs from Fiscal Year 1995 to Fiscal Year 1996 was a result of the significant increase in monitoring revenues and number of subscriber accounts (see previous paragraph). As a percentage of monitoring revenues, however, monitoring expenses decreased to 19% in Fiscal Year 1996, compared to 31% in Fiscal Year 1995. The decrease in monitoring expenses as a percentage of monitoring revenue is attributable to the Company's state-of-the-art monitoring facility, which currently is configured to monitor up to approximately 50,000 subscribers, and up to 200,000 subscribers with moderate upgrades. Though the ongoing costs of monitoring will increase as the number of subscriber accounts increase, such costs will not increase proportionately to the increase in MRR. The Company expects monitoring costs to continue to decrease as a percentage of monitoring revenue until such time as the central monitoring facility is at or near capacity. Installation and service costs for Fiscal Year 1996 increased by 569% to $926,000, compared to $139,000 during Fiscal Year 1995. Included in installation and service costs during Fiscal Year 1996 is approximately $398,000 incurred by SDI subsequent to the merger of Guardian and Everest. The increase in total installation and service costs from Fiscal Year 1995 to Fiscal Year 1996 were the result of a similar percentage increase in related revenues from Fiscal Year 1995 to Fiscal Year 1996 (see previous paragraph). As a percentage of installation and service revenue, such costs were 99% in both Fiscal Year 1996 and Fiscal Year 1995. The Company does not now generate, nor does it anticipate generating in the future, any appreciable margins or profits from installation and service activity, but such activity is necessary to the generation and retention of alarm monitoring subscribers.

         Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 235% to $2.2 million in Fiscal Year 1996, compared to $656,000 in Fiscal Year 1995. Gross profit from monitoring revenues increased by 230% to $2.2. million in Fiscal Year 1996, compared to $655,000 in Fiscal Year 1995. Gross profit from installation and service activities increased 904% to $8,900 compared to $900 in Fiscal Year 1995. See the previous two paragraphs for a discussion of revenues and expenses of such monitoring and installation and service activity.

         General and administrative ("G&A") costs increased by 151% to $l.5 million in Fiscal Year 1996, compared to $579,000 during Fiscal Year 1995. Included in G&A costs during Fiscal Year 1996 is approximately $246,000 incurred by SDI subsequent to the merger of Guardian and Everest. The increase in G&A costs from Fiscal Year 1995 to Fiscal Year 1996 is related primarily to the Company's growth in revenue, resulting in an increase in the Company's overhead cost structure. Additionally, there were certain nonrecurring costs incurred in connection with the merger of Guardian and Everest. Included in G&A is bad debt expense of $152,000 in Fiscal Year 1996, compared to $24,000 in Fiscal Year 1995. As a percentage of total revenues, bad debt expense was 4.2% in Fiscal Year 1996 compared to 2.2% in Fiscal Year 1995. The increased bad debt expense during Fiscal Year 1996 over Fiscal Year 1995 resulted from increases in revenues and a tightened reserve policy. As a percentage of total revenues, G&A decreased to 40% in Fiscal Year 1996 compared to 53% in Fiscal Year 1995. As with monitoring costs, discussed above, the Company does not anticipate a proportionate increase in G&A as a percentage of revenues as subscriber revenue hopefully increases in the future.


         Amortization of customer contracts increased 558% to $578,000 during Fiscal Year 1996, compared to $88,000 during Fiscal Year 1995. The increase in such costs from 1995 to 1996 resulted from the increase in the amount of capitalized customer contracts, which increased from a net balance of $2.1 million at December 31, 1995 to $5.1 million at December 31, 1996. The amortization of such costs is over 10 years, unless a contract is canceled and not replaced by the corresponding independent alarm company or Dealer, or otherwise, in which case the remaining unamortized balance is written off (charged to amortization expense). Included in such amortization costs are $138,000 and $0 for Fiscal Year 1996 and Fiscal Year 1995, Fiscal Year 1995, respectively, relating to customer attrition, discussion in "Overview," above.

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

         Interest expense increased 283% to $561,000 during Fiscal Year 1996, compared to $146,000 during Fiscal Year 1995. The increase in interest expense was the result of additional debt incurred primarily in connection with the cost of acquiring subscriber accounts. The total number of retail subscriber accounts increased from approximately 4,000 as of December 31, 1995 to approximately 7,900 as of December 31, 1996. The majority of such subscriber acquisition costs, amounting to $3.3 million, were financed by Heller. Total borrowings under the Heller credit facility increased from $1.9 million as of December 31, 1995 to $5.0 million as of December 31, 1996. As of March 26, 1997, the Company had $5,360,697 of borrowings under the Heller credit facility.

         Net loss increased by 118% to $590,000 during Fiscal Year 1996, compared to $270,000 during Fiscal Year 1995.


CREDIT FACILITY


         On November 16, 1994, Guardian, prior to its merger into the Company, entered into a $7,000,000 Loan and Security Agreement with Heller primarily for the purpose of borrowing funds to acquire customer accounts (the "Credit Facility"). Borrowings under the Credit Facility bore interest at 4% above the prime rate, and the Company was required to pay a funding fee of 1% of any amounts borrowed. The loan was collateralized by the Company's assets and secured by the personal guaranties of Harold and Sheilah Ginsburg, both of whom are directors, officers, and principal shareholders of the Company. The Credit Facility had a maturity date of November 30, 1999.

         As discussed in Item 1 above, under the caption "Recent Developments," in May 1997, the Company renegotiated the Credit Facility (the "Renewed Credit Facility") with Heller to increase the maximum credit availability to $15 million. The maximum credit availability under the Renewed Credit Facility will be further increased to $20 million at such time as the Company achieves a Tangible Net Worth (as defined under the terms of the Renewed Credit Facility) of $5 million, provided that there have been no defaults. There can be no assurances, however, that the Company will achieve a Tangible Net Worth (as defined) of $5 million.

         The Credit Facility included, and the Renewed Credit Facility included, customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders. At December 31, 1996 and 1995, the Company did not comply with certain conditions of the Credit Facility for which waivers were obtained from Heller. Specifically, the Company failed to maintain a Tangible Net Worth (as defined) of not less than $1,450,000 (see Exhibit 10(l) of Form 10-KSB for Heller's waiver letter regarding this default). In addition, the Company failed to provide to Heller certain financial reports, calculations, projections, and certain compliance certificates required under the loans (see Exhibit 10(k) of Form 10-KSB for Heller's waiver letter regarding these defaults.)Borrowings under the Credit Facility amounted to $5.0 million as of December 31, 1996. Borrowings under the Renewed Credit Facility amounted to $7.4 million (which included the balance of $5 million previously outstanding under the Credit Facility) as of August 31, 1997.For information regarding Heller's ownership of certain shares of Class B Nonvoting Common Stock and its right to receive additional Class B shares, see Item 5, above.


LIQUIDITY AND CAPITAL RESOURCES


         As discussed in various portions of this Annual Report on Form 10-KSB, the surviving Company is the result of a merger of the predecessor Guardian International, Inc. ("Guardian") with Everest Security Systems Corporation ("Everest"), which occurred on August 28, 1996. Everest conducted a private placement in August 1996 under Regulation S promulgated under the Securities Act of 1933 of 1,000,000 shares of Common Stock for $3.50 per share. Everest received proceeds of approximately $3.0 million net of related costs of the private placement. Subsequent to the merger of Guardian and Everest, approximately $1.8 million was paid to Harold Ginsburg, a former shareholder of Guardian, in repayment of certain loans to the pre-merged Guardian and as a return of capital, and approximately $1.2 million remained within the Company for working capital purposes.


         During fiscal 1994 the pre-merged Guardian entered into a $7 million credit facility with Heller, with a maturity date of November 30, 1999. (See "Credit Facility," immediately above.) As discussed above under the caption "Credit Facility", the Credit Facility was increased to $15 million in May 1997 under the terms of the Renewed Credit Facility. The Renewed Credit Facility is used primarily for acquisitions of customer subscriber accounts. Borrowings under the Credit Facility amounted to $5.0 million as of December 31, 1996. Borrowings under the Renewed Credit Facility amounted to $7.4 million (which included the balance of $5 million previously under the Credit Facility) as of August 31, 1997. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Heller credit facility.

         At December 31, 1996, the Company had working capital of $841,000, and a current ratio of 2.1 to 1, compared to a working capital deficit of $136,000 and current ratio of .56 to 1 at December 31, 1995. Net cash flow provided by (used in) operating activities during Fiscal Year 1996 and Fiscal Year 1995 was $213,000 and ($178,000), respectively. The Company incurred a net loss of $590,000 during Fiscal Year 1996, compared to a net loss of $270,000 during Fiscal Year 1995; however, included in such losses was depreciation and amortization totaling $773,000 during Fiscal Year 1996, compared to $201,000 during Fiscal Year 1995. Also included in net cash provided by operations during Fiscal Year 1996 was a cash outflow of $350,000 related to an increase in accounts receivable from Fiscal Year 1995 to Fiscal

Year 1996. The increase in accounts receivable relates to the Company's overall increase in revenues (the Company's accounts receivable turnover ratio was 8.1 in Fiscal Year 1996, compared to a ratio of 8.9 in Fiscal Year 1995). Net cash used in investing activities was $359,000 during Fiscal Year 1996, comprised primarily of acquisition of customer accounts of $3.3 million (such significant amount of acquisitions being consistent with the Company's continued growth strategy) offset by $3.2 million of cash received in the merger of Guardian and Everest (such amount coming from the net proceeds from the Regulation S common stock offering as described above). Net cash used in investing activities was $1.7 million during Fiscal Year 1995, comprised primarily of acquisition of customer contracts. Net cash provided by financing activities was $1.2 million during Fiscal Year 1996. The primary items included in such financing activities during Fiscal Year 1996 were proceeds from Heller of $5.1 million, less repayments of long-term debt under the Credit Facility of $2.0 million, further offset by a payment to Harold Ginsburg, a former majority shareholder of Guardian (and presently a director, officer, and principal shareholder of the Company) in repayment of loans to pre-merger Guardian and as a return of capital of $1.8 million. Net cash provided by financing activities during Fiscal Year 1995 was $1.9 million, comprised primarily of net proceeds from Heller. For the various reasons specified, the Company's cash balance amounted to $1.0 million at December 31, 1996, compared to $14,000 at December 31, 1995.

         Total shareholder' equity was $3.2 million as of December 31, 1996, compared to $187,000 as of December 31, 1995. The net increase of $2.9 million consisted of an increase of $4.8 million relating to the issuance of stock in connection of the merger of Everest and Guardian, a decrease of $1.7 million relating to a payment to a former majority shareholder as described in the previous paragraph, an increase of $423,000 relating to the issuance of 484,035 Class B shares to Heller in connection with the merger and in exchange for certain capital appreciation rights it held with respect to Guardian, and a decrease of $590,000 relating to the net loss incurred during Fiscal Year 1996.


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


                                       McKEAN, PAUL, CHRYCY, FLETCHER & CO.


Miami, Florida,
  March 15, 1997

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                            1996             1995
                                                                                            ----             ----
                                      Assets
Current assets:
     Cash and cash equivalents                                                           $1,037,861     $     14,263
     Accounts receivable, net of allowance for doubtful accounts of
       $166,315 and $15,000 in 1996 and 1995, respectively                                  569,180          146,285
     Other                                                                                   20,736           12,443
                                                                                         ----------     ------------
          Total current assets                                                            1,627,777          172,991
                                                                                         ----------     ------------

Property and equipment, net                                                                 484,859          209,947

Customer accounts, net                                                                    5,124,449        2,075,671

Intangible assets, net                                                                    1,718,377           65,053

Deposits and other assets                                                                    26,517          110,104
                                                                                         ----------     ------------

           Total assets                                                                  $8,981,979       $2,633,766
                                                                                         ==========     ============
                       Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expense                                               $    578,592    $     185,067
    Unearned revenue                                                                        123,961           60,880
    Current portion of long term obligations                                                 84,004           63,251
                                                                                         ----------     ------------
          Total current liabilities                                                         786,557          309,198
                                                                                         ----------     ------------
Long term obligations, less current portion                                               5,079,832        2,137,852

Shareholders' equity:

     Class A voting common stock, $.001 par value, 100,000,000 shares
       Authorized, 6,453,804 shares issued and outstanding in 1996 and
       3,226,902 shares issued and outstanding in 1995                                        6,454            3,227

     Class B non voting common stock, $.001 par value, 484,035 shares
       Authorized, 484,035 issued and outstanding in 1996 and 0 shares
       Issued and outstanding in 1995                                                           484                -

     Additional paid-in capital                                                           4,777,772        1,060,903

     Accumulated deficit                                                                 (1,467,762)        (877,414)

     Stock subscriptions receivable                                                        (201,358)               -
                                                                                         ----------     ------------
                                                                                          3,115,590          186,716
                                                                                         ----------     ------------

           Total Liabilities and Shareholders' Equity                                    $8,981,979       $2,633,766
                                                                                         ==========     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.



                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                         1996               1995
                                                                                         ----               ----
Revenues:
     Monitoring                                                                        $2,685,734        $  953,034
     Installation and service                                                             935,256           139,474
                                                                                       ----------        ----------
          Total revenue                                                                 3,620,990         1,092,508
                                                                                       ----------        ----------

Operating expenses:
     Monitoring                                                                           498,929           298,126
     Installation and service                                                             926,319           138,584
     General and administrative                                                         1,452,120           579,051
     Amortization of customer contracts                                                   577,611            87,783
     Depreciation and amortization                                                        195,679           113,016
                                                                                       ----------        ----------
          Total operating expenses                                                      3,650,658         1,216,560
                                                                                       ----------        ----------

          Loss from operations                                                            (29,668)         (124,052)

Interest expense                                                                          560,680           146,331
                                                                                       ----------        ----------

         Net loss                                                                      $ (590,348)       $ (270,383)
                                                                                       ==========        ==========

Loss per share                                                                         $    (0.13)       $    (0.08)
                                                                                       ==========        ==========

Average number of shares outstanding                                                    4,418,366         3,226,902
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

                          GUARDIAN INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                   COMMON STOCK         COMMON STOCK      ADDITIONAL                    STOCK
                                     CLASS A              CLASS B           PAID IN     ACCUMULATED   SUBSCRIPTION
                               SHARES      AMOUNT    SHARES      AMOUNT     CAPITAL       DEFICIT     RECEIVABLES       TOTAL
                               ------      ------    ------      ------     -------       -------     -----------       -----
Balance, December 31, 1994    3,226,902    $3,227         -     $      -   $1,060,903    $(607,031)    $        -     $457,099

  Net loss for period                 -         -         -            -            -     (270,383)             -     (270,383)
                              ---------     -----   -------      -------   ----------   ----------     ----------   ----------

Balance, December 31, 1995    3,226,902     3,227         -            -    1,060,903     (877,414)             -      186,716

  Issuance of stock in
   connection with Everest
   acquisition                3,226,902     3,227                           4,962,429             -     (201,358)    4,764,298

  Distribution to shareholder         -         -         -            -   (1,667,838)            -             -   (1,667,838)

  Issuance of stock to
   financial institution              -         -   484,035          484      422,278             -             -      422,762

  Net loss for period                 -         -         -            -            -     (590,348)             -     (590,348)
                              ---------    ------   -------     --------   ----------  -----------     ----------   ----------

Balance, December 31, 1996    6,453,804    $6,454   484,035     $    484   $4,777,772  $(1,467,762)     $(201,358)  $3,115,590
                              =========    ======   =======     ========   ==========  ===========     ==========   ==========

                     The accompanying notes to consolidated
         financial statements are an integral part of these statements.


                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                  1996              1995
                                                                                                  ----              ----
Cash flows from operating activities:
    Net loss                                                                                  $  (590,348)   $  (270,383)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
            Depreciation and amortization                                                         195,679        113,016
            Amortization of customer accounts                                                     577,611         87,783
            Amortization of deferred financing costs                                               14,092              -
            Provision for doubtful accounts                                                       124,015         23,815

      Changes in assets and liabilities:
            Accounts receivable                                                                  (349,874)       (88,653)
            Intangibles and other assets                                                           57,327        (90,585)
            Accounts payable and accrued liabilities                                              121,064         (1,027)
            Unearned revenue                                                                       63,081         48,018
                                                                                              -----------    -----------
             Net cash provided by (used in) operating activities                                  212,647       (178,016)
                                                                                              -----------    -----------
Cash flows from investing activities:
    Purchase of fixed assets                                                                     (237,731)       (34,636)
    Acquisition of customer accounts                                                           (3,274,389)    (1,650,334)
    Cash acquired in acquisition                                                                3,153,330              -
                                                                                              -----------    -----------
            Net cash used in investing activities                                                (358,790)    (1,684,970)
                                                                                              -----------    -----------
Cash flows from financing activities:
     Payments of long term obligations                                                         (2,022,467)      (356,945)
     Proceeds from line of credit                                                               5,054,690      2,001,539
     Distribution to shareholder                                                               (1,667,838)             -
     (Payment of) proceeds from shareholder loans                                                (194,644)       218,644
                                                                                              -----------    -----------
           Net cash provided by financing activities                                            1,169,741      1,863,238
                                                                                              -----------    -----------

           Net change in cash and cash equivalents                                              1,023,598            252

Cash and cash equivalents, beginning of period                                                     14,263         14,011
                                                                                              -----------    -----------
Cash and cash equivalents, end of period                                                      $ 1,037,861    $    14,263
                                                                                              ===========    ===========
Noncash investing and financing activities:
  Financed acquisition of property                                                            $   100,537    $    14,362
                                                                                              ===========    ===========
  Issuance of Class B common stock                                                            $   422,761    $         -
                                                                                              ===========    ===========
  Value of Everest net assets acquired :
    Subscriber accounts acquired                                                              $   352,000              -
    Goodwill                                                                                  $ 1,223,000              -
    Other assets                                                                              $   332,743              -
    Purchase price and assumed liabilities                                                    $(1,870,032)             -

Supplemental disclosures:
   Interest paid                                                                              $   540,933    $   128,281
                                                                                              ===========    ===========
   Income taxes paid                                                                          $         -    $         -
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


     CUSTOMER ACCOUNTS AND INTANGIBLE ASSETS
     Customer accounts acquired from alarm dealers are reflected at cost. The cost of acquired accounts in an acquisition is based on the estimated fair value at the date of acquisition and included in "Customer accounts, net" in the accompanying consolidated balance sheets. Costs applicable to internally generated customer accounts are expensed as incurred. Customer accounts that are capitalized are amortized on a straight-line basis over a 10 year period. It is the Company's policy to perform monthly evaluations of acquired customer account attrition and, if necessary, adjust the remaining useful lives.The Company periodically estimates future cash flows from customer accounts. Because expected cash flows have exceeded the unamortized cost of customer accounts the Company has not recorded an impairment loss.


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

                                                                UNAUDITED
                                                                ---------
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

3.   CUSTOMER ACCOUNTS

     The following is an analysis of the changes in acquired customer accounts for the years ended December 31, 1996 and 1995.

                                                     1996          1995
                                                     ----          ----
       Balance, beginning of year                 $2,075,671   $   513,120

         Purchase of customer accounts             3,274,389     1,650,334

         Customer accounts acquired in merger        352,000             -

         Amortization of customer accounts          (577,611)      (87,783)
                                                  ----------    ----------

       Balance, end of year                       $5,124,449    $2,075,671
                                                  ==========    ==========


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

4.   PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following at December 31, 1996 and 1995:

                                                        1996        1995
                                                        ----        ----

       Property and equipment, at cost:

         Station equipment                            $504,973    $287,055

         Vehicles, furniture and office equipment      147,244      31,859

         Leasehold improvements                        133,025     103,217
                                                      --------    --------

                                                       785,242     422,131

       Accumulated depreciation and amortization      (300,383)   (212,184)
                                                      --------    --------

                                                      $484,859    $209,947
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
                                                   ========          ========
7.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following at December 31, 1996 and
     1995:
                                                       1996             1995
                                                       ----             ----

       Credit facility with financial institution   $4,968,571       $1,895,299

       Note payable to shareholders                          -          194,644

       Equipment notes payable and other               195,265          111,160
                                                     ---------       ----------

                                                     5,163,836        2,201,103

       Less current portion                            (84,004)         (63,251)
                                                    ----------       ----------

                                                    $5,079,832       $2,137,852
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

     The components of deferred tax assets and liabilities at December 31, 1996 are as follows:
                                                                   1996
                                                                   ----
       Deferred tax (liabilities) assets

            Allowance for doubtful accounts - current            $  64,863

            Difference in amortization of customer contracts      (222,931)

            Net operating loss carryforwards                       231,702

            Other                                                   54,925
                                                                 ---------
                                                                   128,559

              Less valuation allowance                            (128,559)
                                                                 ---------
            Net deferred tax (liabilities) assets                $       -
                                                                 =========


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

     (c)  Stock Subscriptions Receivable

     In December 1995, the Company, through Everest (see Note 2) issued 285,000 shares of Class A common stock at $2 per share ($570,000 in the aggregate) to certain parties. The proceeds from the sale of the common stock were evidenced by 8% stock subscription notes receivable due in January 1996. As of December 31, 1996 there remains an outstanding balance of $201,358 under the notes receivable. The amount has been reflected as "Stock subscriptions receivable" and a reduction of shareholders' equity in the accompanying consolidated balance sheet. Management is in the process of attempting to collect the outstanding amounts.

11.  STOCK OPTIONS


     The Company, through Everest (see Note 2), has issued stock options to various key employees to purchase 100,000 and 10,000 shares of common stock at $2 and $3 per share, respectively, and issued options to purchase 74,720 shares at $2 per share to an investment banker. There were 184,720 options shares issued and outstanding preceding and subsequent to the merger with Everest (see Note 2). As of December 31, 1996, all stock options were exercisable.

     The following is a summary of stock option activity for the year ended December 31, 1996:

                                                               WEIGHTED
                                                   OPTION       AVERAGE
                                                   SHARES    EXERCISE PRICE
                                                   ------    --------------
       Outstanding at January 1, 1996
            Granted                                      -          -
            Assumed in connection with merger      184,720      $2.05
            Cancelled                                    -          -
            Exercised                                    -          -
                                                   -------      -----
       Outstanding at December 31, 1996            184,720      $2.05
                                                   =======      =====

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

                          GUARDIAN INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                         BALANCE AT              CHARGED TO                                         BALANCE AT
                                      BEGINNING OF YEAR      COST AND EXPENSES  CHARGED TO OTHER   DEDUCTIONS (B)  END OF YEAR
                                      -----------------      -----------------   ACCOUNTS (A)      --------------  -----------
                                                                                 ------------
YEAR ENDED DECEMBER 31, 1996

Allowances deducted from assets for
  doubtful accounts                        $15,000                $124,015         $27,300             $      -     $166,315
                                           =======                ========         =======             ========     ========



YEAR ENDED DECEMBER 31, 1995

Allowances deducted from assets for
  doubtful accounts                        $ 5,000                $ 10,000         $     -             $      -     $ 15,000
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

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of December 31, 1996. A summary of the background and experience of each of these individuals is set forth following the table. . Under the Company's bylaws, directors hold office for a period of one year, at which time the shareholders elect new directors. Further, under the Company's bylaws, directors hold office until their successors are elected and qualified.




NAME                  AGE      POSITION
- ---------------------------------------------------------------
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

ROBERT K. NORRIS


     Mr. Robert K. Norris is a Certified Public Accountant in the State of Florida and received his accounting degree from Florida International University in 1982. Before joining the Company as its Chief Financial Officer in January 1997, Mr. Norris was Vice President-Finance of International Airline Support Group, Inc., a publicly held company, from 1994 to 1996. From 1988 to 1993 Mr. Norris was the Senior Director of Finance and Controller for Niagara Corporation, a publicly held company. Mr. Norris began his career with KMG Main Hurdman in 1982 and worked in public accounting until 1988.


     Mr. Norris has not held a directorship position with any other reporting company.

ITEM 10.      EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following sets forth certain information regarding the aggregate cash and other compensation paid to or earned by the executive officers and/or directors of the Company.

SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION      LONG TERM COMPENSATION AWARDS
                                             ---------------------    -------------------------------------
       NAME AND PRINCIPAL POSITION           YEAR       SALARY (1)    BONUS               OPTIONS/SAR'S (#)
       ---------------------------           ----       ----------    -----               -----------------
Richard Ginsburg, President                  1996          $29,042      $0                        0
  and CEO, Director                          1995           24,911       0                        0

Harold Ginsburg, Chairman                    1996           18,464       0                        0
                                             1995                0       0                        0

Sheilah Ginsburg, Secretary /                1996           18,000       0                        0
  Treasurer, Director                        1995           19,900       0                        0

Robert K. Norris, Chief (2)                  1996                0       0                        0
  Financial Officer                          1995                0       0                        0

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

     The Company also pays health insurance premiums of approximately $600 per month per individual to provide health care coverage to each of Richard Ginsburg, Harold Ginsburg, Sheilah Ginsburg, and Robert Norris.

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

                                                          SHARES
                                                      BENEFICIALLY      PERCENTAGE OF
NAME OF BENEFICIAL OWNER OF IDENTITY GROUP (1)         OWNED (5)    OUTSTANDING SHARES (5)
- ----------------------------------------------         ---------    ----------------------
Richard Ginsburg(2)(4)                                   629,246              9.07%

Harold Ginsburg(2)(3)(4)                                 903,533             13.02

Sheilah Ginsburg(2)(4)                                   903,533             13.02

Rhonda Ginsburg(2)(4)                                    629,245              9.07

Robert K. Norris                                               0              0.00

(1) The address for each person listed in this table is c/o Guardian International, Inc., 3880 North 28 Terrace, Hollywood, Florida 33020-1118.


(2) Richard Ginsburg and Rhonda Ginsburg are siblings and are the children of Harold and Sheilah Ginsburg. Harold and Sheilah and are husband and wife, and each disclaims ownership of the other's shares.

(3) At the time of the merger of Guardian into the Company, Harold Ginsburg received an irrevocable voting proxy from International Treasury & Investments, Ltd. ("ITI") to vote 1,000,000 shares of Common Stock owned at the time by ITI for a period of two (2) years commencing on August 28, 1996. When these shares are counted towards Mr. Ginsburg's beneficial ownership, he has the power to vote 1,988,533 shares of the Common Stock. These shares, which were pledged by ITI to the Pre-Merged Guardian Shareholders pursuant to the terms of the Merger Agreement to secure the obligations of G.M. Capital Partners, Ltd. to obtain additional equity investments in the Company, are available to be transferred to the Pre-Merger Guardian Shareholders as a result of a default by G.M. Capital. These shares are presently held by an escrow agent for the benefit of the Pre-Merged Guardian Shareholders, as discussed in "Item 5," above.

(4) Pursuant to an agreement between certain shareholders of the Company and the Ginsburgs, for a period of two years which commenced on August 28, 1996, the Ginsburgs have voting control over approximately an additional 230,000 shares of Common Stock, representing approximately 4% of the 6,453,804 shares of Common Stock outstanding as of March 31, 1997.


(5) The number of shares and percentages reflected in this table do not include the additional 1,000,000 shares of Common Stock to which the pre-merger Guardian shareholders are entitled as described in note 3, immediately above.

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


                                                  SHARES
                                               BENEFICIALLY    PERCENTAGE OF
NAME OF BENEFICIAL OWNER OF IDENTITY GROUP         OWNED     OUTSTANDING SHARES
- ------------------------------------------         -----     ------------------
Heller Financial, Inc. (1)                       484,035           6.98%

Royal Bank of Scotland                           400,000           5.77

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


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


              The Company leases its corporate headquarters from Guardian Investment, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers, and principal shareholders of the Company. The property, a six thousand (6,000) square foot building which holds the Company's central monitoring facility, is located at 3880 N. 28 Terrace, Hollywood, Florida 33020. The telephone number is (954) 926-5200. The lease will expire on December 31, 1999, but the Company has an option to renew for an additional five years under the same terms and conditions. The annual rental is approximately fifty one thousand dollars ($51,000), with annual increases not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from unaffiliated third parties.


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

4            Specimen Stock Certificate incorporated by reference to the Company's Form 10-SB filed June 18, 1996 incorporated by reference to Exhibit 4 of the Company's Annual Report on Form 10-KSB filed March 31, 1997

9            Lock-up Agreement dated August 15, 1996 Among the Company, International Treasury and Investments, Ltd., Steven
             Sanders, Knight Financial Corporation and Frank Bauer incorporated by reference to Exhibit 9 of the Company's Annual
             Report on Form 10-KSB filed March 31, 1997


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

10(d)        Consulting Agreement between Harold Ginsburg and the Company incorporated by reference to the Company's Form 10-SB/A filed January 24, 1997


10(e)        Executive Employment Agreement between Richard Ginsburg and the Company incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-KSB filed March 31, 1997


10(f)        Employee Stock Option Agreement with G.M. Capital Partners, Ltd. incorporated by reference to the Company's
             Form 10-SB/A filed January 24, 1997

10(g)        Employee Stock Option Agreement with Frank Bauer incorporated by reference to the Form 10-SB filed May 6, 1996 incorporated by reference to the Company's Form 10-SB/A filed January 24, 1997


10(h)        Loan and Security Agreement between Heller Financial, Inc. and Guardian International, Inc. and exhibits thereto incorporated by reference to the Company's Form 10-SB/A filed January 24, 1997


10(j)        Modification Agreement with Heller Financial, Inc. incorporated by reference to the Company's Form 10-SB/A filed
             January 24, 1997


10(k)        Waiver letter from Heller Financial, Inc. dated March 11, 1997 incorporated by reference to Exhibit 10(k) of the
             Company's Annual Report on Form 10-KSB filed March 31, 1997

10(l)        Waiver letter from Heller Financial, Inc. dated March 26, 1997 incorporated by reference to Exhibit 10(l) of the
             Company's Annual Report on Form 10-KSB filed March 31, 1997


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


21           Specialty Device Installers, Inc., a company  duly incorporated under the laws of the State of Florida, is a wholly-owned subsidiary of the Company


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


                     GUARDIAN INTERNATIONAL, INC.


                     By:   /S/ RICHARD GINSBURG
                        ------------------------------------------
                             Richard Ginsburg
                             President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                   TITLE                                       DATE
- ---------                                   -----                                       ----
/S/ HAROLD GINSBURG                 Chairman of the Board                       September 5, 1997
- -------------------
Harold Ginsburg


/S/ RICHARD GINSBURG                Director, President                          September 5, 1997
- --------------------                and Chief Executive Officer
Richard Ginsburg                    (Principal Executive Officer)


/S/ SHEILAH GINSBURG                Director, Secretary and Treasurer            September 5, 1997
- --------------------
Sheilah Ginsburg



/S/ TERRY E. AKINS                   Director, Chief Operating Officer           September 5, 1997
- ------------------
Terry E. Akins


/S/ ERNEST H. DUNHAM                 Director                                    September 5, 1997
- --------------------
Ernest H. Dunham


/S/ WILLIAM REMINGTON                Director                                    September 5, 1997
- ---------------------
William Remington


                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER     DESCRIPTION                                                  PAGE
- ------     -----------                                                  ----



21         Specialty Device Installers, Inc., duly incorporated
           under the laws of the State of Florida, is a
           wholly-owned subsidiary of the Company                        E-1

27         Financial Data Schedule