Form 10QSB
period 1997-09-30
GUARDIAN INTERNATIONAL INC
filed 1997-11-14
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______ TO _______

                         COMMISSION FILE NUMBER 0-28490

                          GUARDIAN INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

        NEVADA                                            58-1799634
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or  organization)

         3880 N. 28 TERRACE                                (954) 926-5200
       HOLLYWOOD, FLORIDA 33020                      (Issuer's telephone number)
(Address of principal executive offices)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X      NO _____

         As of November 14, 1997, there are 8,996,804 shares of Class A Voting Common Stock and 484,035 shares of Class B Nonvoting Common Stock of the issuer outstanding.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                            YES ____    NO   X


                                TABLE OF CONTENTS

                                                                                                   PAGE NO.
PART I            FINANCIAL INFORMATION

Item 1.                    Financial  Statements

                           Consolidated Balance Sheets
                             As of September 30, 1997 and December 31, 1996                          1

                           Consolidated Statements of Operations
                             For the Three and Nine Month Periods Ended
                             September 30, 1997 and 1996                                             2

                           Consolidated Statements of Cash Flows
                             For the Nine Month Periods Ended
                             September 30, 1997 and 1996                                             3

                           Notes to Consolidated Financial Statements                                4

Item 2.                    Management's Discussion and Analysis                                      8

PART II           OTHER INFORMATION

Item 1.                    Legal Proceedings                                                       16

Item 3.                    Defaults Upon Senior Securities                                         16

Item 6.                    Exhibits and Reports on Form 8-K                                        16


                                                                     FORM 10-QSB

ITEM 1.           FINANCIAL STATEMENTS


                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                                        September 30,       December 31,
                                                                                            1997                1996
                                                                                        -------------       ------------
                                                                                         (Unaudited)              *
Assets

Current assets:
     Cash and cash equivalents                                                          $     166,860       $  1,037,861
     Accounts receivable, net of allowance for doubtful accounts of
       $138,110 at September 30, 1997 and $166,315 at December 31, 1996                       732,073            569,180
     Other                                                                                     80,603             20,736
                                                                                        -------------       ------------
          Total current assets                                                                979,536          1,627,777
                                                                                        -------------       ------------
Property and equipment, net                                                                   691,314            484,859

Customer accounts, net                                                                      7,573,813          5,124,449

Intangible assets, net                                                                      1,706,524          1,718,377

Deposits and other assets                                                                      57,470             26,517
                                                                                        -------------       ------------
           Total Assets                                                                 $  11,008,657       $  8,981,979
                                                                                        =============       ============
Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                               $     773,710       $    578,592
    Unearned revenue                                                                          247,616            123,961
    Current portion of long term obligations                                                   85,446             84,004
                                                                                        -------------       ------------
          Total current liabilities                                                         1,106,772            786,557
                                                                                        -------------       ------------

Long term obligations, less current portion                                                 7,601,765          5,079,832

Shareholders' equity:
Class A voting common stock, $.001 par value, 100,000,000 shares authorized,
   6,503,804 and 6,453,804 shares issued; and 6,496,804 and 6,453,804 shares
   outstanding at September 30, 1997 and December 31, 1996, respectively                        6,504              6,454
Class B non voting common stock, $.001 par value, 484,035 shares authorized, issued
   and outstanding at September 30, 1997 and December 31, 1996                                    484                484
Additional paid-in capital                                                                  4,745,714          4,777,772

Accumulated deficit                                                                        (2,446,144)        (1,467,762)

Treasury shares                                                                                (6,438)                 -

Notes receivable from sale of stock                                                                 -           (201,358)
                                                                                        -------------       ------------
                                                                                            2,300,120          3,115,590
                                                                                        -------------       ------------
           Total Liabilities and Shareholders' Equity                                   $  11,008,657       $  8,981,979
                                                                                        =============       ============



* Excerpted from audited Financial Statements filed with the issuer's Form 10-KSB for the period ended December 31, 1996.


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                                     FORM 10-QSB

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS          For the Nine Months
                                                                   ENDED SEPTEMBER 30,          Ended September 30,
                                                                 -----------------------       -----------------------
                                                                    1997        1996              1997         1996
                                                                 -----------  ----------       -----------  ----------
Revenues:
     Monitoring                                                  $ 1,016,747  $  679,304       $ 2,836,102  $1,894,290
     Installation and service                                        447,607     228,557         1,182,920     405,151
                                                                 -----------  ----------       -----------  ----------
          Total revenue                                            1,464,354     907,861         4,019,022   2,299,441
                                                                 -----------  ----------       -----------  ----------
Operating expenses:
     Monitoring                                                      192,632      92,441           546,061     270,552
     Installation and service                                        408,909     200,637         1,293,882     373,867
     General and administrative                                      633,462     357,646         1,419,475     856,661
     Amortization of customer contracts                              350,385     184,889           768,212     438,998
     Depreciation and amortization                                    88,009      35,477           245,573     116,500
                                                                 -----------  ----------       -----------  ----------
          Total operating expenses                                 1,673,397     871,090         4,273,203   2,056,578
                                                                 -----------  ----------       -----------  ----------

          Income (loss) from operations                             (209,043)     36,771          (254,181)    242,863

Interest expense                                                     284,081     151,631           724,201     400,051
                                                                 -----------  ----------       -----------  ----------

          Net loss before taxes                                     (493,124)   (114,860)         (978,382)   (157,188)

Provision for taxes                                                        -     (63,000)                -     (63,000)
                                                                 -----------  ----------       -----------  ----------

          Net loss                                               $  (493,124) $ (177,860)      $  (978,382) $ (220,188)
                                                                 ===========  ==========       ===========  ==========

Loss per share                                                   $     (0.08) $    (0.04)      $     (0.15) $    (0.06)
                                                                 ===========  ==========       ===========  ==========


Average number of shares outstanding                               6,496,804   4,419,453         6,473,705   3,628,787
                                                                 ===========  ==========       ===========  ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                                     FORM 10-QSB

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                               1997                1996
                                                                                          -------------        -----------
Cash flows from operating activities:
     Net loss                                                                             $    (978,382)       $  (220,188)
       Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                         245,573            116,500
          Amortization of customer accounts                                                     743,726            438,998
          Amortization of deferred financing costs                                              148,877                  -
          Provision for doubtful accounts                                                       112,972             24,047
     Changes in assets and liabilities:
          Accounts receivable                                                                  (275,865)          (233,778)
          Intangible and other assets                                                          (131,182)           (16,435)
          Accounts payable and accrued liabilities                                               82,468             22,916
          Unearned revenue                                                                      123,655             62,825
                                                                                          -------------        -----------
               Net cash provided by operating activities                                         71,842            194,885
                                                                                          -------------        -----------
Cash flows from investing activities:
     Purchase of fixed assets                                                                  (139,522)          (179,402)
     Acquisition of customer accounts                                                        (3,154,090)        (2,846,742)
     Cash acquired in acquisition                                                                     -          3,153,330
                                                                                          -------------        -----------
               Net cash (used in) provided by investing activities                           (3,293,612)           127,186
                                                                                          -------------        -----------
Cash flows from financing activities:
     Payments of long term obligation                                                        (2,818,516)        (1,274,129)
     Proceeds from line of credit                                                             5,175,723          3,979,649
     Purchase of treasury stock                                                                  (6,438)                 -
     Payment of shareholder loans                                                                     -           (198,887)
     Distribution to shareholder                                                                      -         (1,667,838)
                                                                                          -------------        -----------
               Net cash provided by financing activities                                      2,350,769            838,795
                                                                                          -------------        -----------
               Net increase (decrease) in cash and cash equivalents                            (871,001)         1,160,866

Cash and cash equivalents, beginning of period                                                1,037,861             14,263
                                                                                          -------------        -----------
Cash and cash equivalents, end of period                                                  $     166,860        $ 1,175,129
                                                                                          =============        ===========
Noncash investing and financing activities:
     Financed acquisition of property and equipment                                       $     166,168        $    58,250
                                                                                          =============        ===========
     Recognition of Class B common stock to be issued                                     $     130,500        $         -
                                                                                          =============        ===========
     Accrual of commitment fee to senior lender                                           $     112,500        $         -
                                                                                          =============        ===========
     Issuance of common stock to purchase customer contracts                              $      39,000        $         -
                                                                                          =============        ===========
     Write-off of stock subscription receivable from sale of stock                        $     201,358        $         -
                                                                                          =============        ===========
     Fair value of Everest net assets acquired:
          Subscriber accounts acquired                                                                -        $   352,000
          Goodwill                                                                                    -        $ 1,223,000
          Other assets acquired                                                                       -        $   332,743
          Purchase price of assumed liabilities                                                       -        $(1,870,032)

Supplemental disclosures:
     Interest paid                                                                         $    568,264        $   345,957
                                                                                           ============        ===========
     Income taxes paid                                                                     $          -        $         -
                                                                                           ============        ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ACCOUNTING POLICIES

         The accounting policies followed by Guardian International, Inc. ("the Company") are described in the Company's Form 10-KSB for the fiscal year ended December 31, 1996. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

2.       ACQUISITIONS

         On August 28, 1996, Everest Security Systems Corporation ("Everest") acquired all of the outstanding common stock of Guardian International, Inc. ("Guardian"), a non public company, by issuing to Guardian's shareholders 3,226,902 authorized but unissued shares of Everest, representing 50% of Everest at August 28, 1996. In addition, the merger agreement required that $1,750,000 be paid to the principal shareholder of Guardian as consideration for consummating the transaction as a return of capital (including repayment of remaining shareholder loans of $82,162 at the merger date). The transaction has been accounted for under the purchase method of accounting as a reverse acquisition with Guardian being deemed the acquirer. The name of the surviving entity was changed from Everest to Guardian. The consolidated balance sheets at September 30, 1997 and December 31, 1996, the consolidated statements of operations for the three and nine month periods ended September 30, 1997, and the consolidated statement of cash flows for the nine month periods ended September 30, 1997 include the accounts and activity of the surviving entity and its wholly-owned subsidiary (Specialty Device Installers, Inc.). The consolidated statements of operations for the three and nine month periods ended September 30, 1996, and the consolidated statement of cash flows for the nine month period ended September 30, 1996 include the accounts and activity of Guardian for the three and nine month periods ended September 30, 1996 and include the wholly owned subsidiary acquired by Guardian from the merger date (August 28, 1996) through September 30, 1996.

         In addition, pursuant to the merger, the Company issued 484,035 shares of Class B non voting common stock to the Company's senior lender, Heller Financial, Inc. ("Heller") or ("the Senior Lender") for cancellation of their existing Capital Appreciation Rights, as defined in the loan agreement. Also, in accordance with the terms of an agreement, Heller is entitled to receive an additional 150,000 shares of Class B non voting common stock. It was not determined until the quarter ended June 30, 1997 whether the additional 150,000 Class B shares would be transferred by the former Guardian shareholders from their personal shares, or whether such shares would be issued by the Company. Initial discussions indicated the former shareholders would transfer personal shares to fulfill this obligation. During the quarter ended June 30, 1997 it was decided the Company would issue the shares. The shares will be valued at $0.87 per share, capitalized as a cost of the acquisition of Everest and amortized over the remaining life of the debt expiring in May 1999 (see Note 4). The Company has accrued for the deferred cost of $130,500 (150,000 shares at $0.87 per share), recorded an increase in paid in capital of $130,350 to recognize the shares to be issued, and recorded $150 in accrued expense to recognize the par value of the shares to be issued which will be reclassified to Class B common stock upon issuance of the shares, which is expected to occur during the fourth quarter of fiscal 1997.

         In May 1997 the Company completed the acquisition of the customer contracts as well as certain other assets of Alarm Control, Inc. ("Alarm Control" or "the Seller"). A total of approximately 2,200 customer contracts were acquired, which has increased monthly revenue by approximately $60,000 per month. The purchase price consisted of $2.2 million in cash, 50,000 shares of Class A common stock, and an option to the Seller to purchase 100,000 additional shares of Class A common stock at $2.50 per share (the market price of the Company's stock on the date of the transaction was $0.78) (see Note 6).

3.       WRITE-OFF OF NOTES RECEIVABLE FROM SALE OF STOCK

         During the time period between December 31, 1995 and August 31, 1996, and prior to its merger with Guardian International, Inc., Everest Security Systems Corporation issued, among other issuances of common stock, 485,000 shares of Common Stock at $2.00 per share. The issuance was exempt from registration pursuant to Rule 504 of Regulation D promulgated under the Securities Act. These shares were issued in a private placement to accredited investors. As consideration for 285,000 of the shares issued pursuant to such offering, Everest received notes with original balances totaling $570,000. As of the date of the merger of Guardian and Everest, the balances outstanding on the notes was $201,358, which was recorded by Guardian. After exhaustive collection efforts by the Company subsequent to the merger, no further monies have been received, nor are any additional collections anticipated. In light of the above factors, during the quarter ended June 30, 1997 the Company wrote off the $201,358 as a direct reduction to additional paid in capital.

4.       RENEWED CREDIT FACILITY

         In May 1997 the Company refinanced (the "Renewed Credit Facility") its existing credit facility with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from $7 million, available under the existing agreement, to $15 million, and will be further increased to $20 million at such time as the Company achieves a Tangible Net Worth (as defined under the terms of the Renewed Credit Facility) of $5 million, provided that there have been no defaults under the Renewed Credit Facility. There can be no assurances that the Company will achieve a Tangible Net Worth (as defined) of $5 million. Interest under the Renewed Credit Facility is based on the 90 day LIBOR plus an additional percentage varying from 4% to 5%, depending on the Company's outstanding borrowings and Tangible Net Worth (as defined). The Renewed Credit Facility expires in May 1999, and shall automatically renew from year to year thereafter unless terminated by either party. The credit facility is collateralized by substantially all of the Company's assets. Additionally, guarantees limited to potential losses, damages, costs and expenses incurred by Heller regarding certain Company representations have been provided by Harold and Sheilah Ginsburg, both of whom are directors, officers, and principal shareholders of the Company.

         Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined under the terms of the Renewed Credit Facility). The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders, and other financial performance covenants. During the three-month period ended September 30, 1997, the Company was not in compliance with certain of such covenants. Subsequent to September 30, 1997, the Renewed Credit Facility was amended and restated to include revisions which would bring the Company in compliance with all covenants. Also included in the amendment was a waiver for any previous instances of non compliance with the covenants.

5.       STOCK OPTIONS

         The Company has stock options outstanding to various employees to purchase 100,000 and 10,000 shares of common stock at $2 and $3 per share, respectively; to an investment banker to purchase 74,720 shares at $2 per share; and to the Seller (see Note 2) to purchase 100,000 shares at $2.50 per share. All options expire on January 1, 2002. A summary of stock option transactions for the nine months ended September 30, 1997 is as follows:


                                                                                 WEIGHTED
                                                               OPTION            AVERAGE
                                                               SHARES         EXERCISE PRICE
                                                            ------------      ---------------
Outstanding at January 1, 1997                                   184,720                $2.05
     Granted                                                     100,000                 2.50
     Cancelled                                                         -                    -
     Exercised                                                         -                    -
                                                            ------------      ---------------
Outstanding at September 30, 1997                                284,720                $2.21
                                                            ============      ===============
Options exercisable at September 30, 1997                        184,720                $2.05
                                                            ============      ===============


6.       LOSS PER SHARE

         Primary loss per share is computed for the three and nine month periods ended September 30, 1997 and 1996 by dividing net loss by the total of the weighted average number of shares outstanding. Common stock equivalents have not been considered in calculating loss per share because their effect would be anti-dilutive.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which establishes standards for computing and presenting earnings per share ("EPS"). This statement replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The effect of adopting this standard is not expected to be material.

7.       SUBSEQUENT EVENTS

         During October 1997, Westar Capital, Inc. acquired approximately 37% of the equity of the Company by purchasing 2,500,000 newly issued shares of Class A common stock and agreeing to purchase 1,875,000 shares of newly authorized and issued Series A 9 3/4% convertible cumulative preferred stock ("the Preferred Shares"). The Preferred Shares are convertible into shares of Class A common stock on a share for share basis. The proceeds of the $7.5 million investment will be used to pay down long term obligations, for acquisitions and other corporate purposes. The Company received $3.75 million in October 1997 relating to the purchase of the common shares. The remaining amount of $3.75 million, relating to the purchase of the Preferred Shares, is expected be received in November, 1997.

                          GUARDIAN INTERNATIONAL, INC.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform
Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the ability of the Company to add additional customer accounts to its account base through acquisitions from third parties, to generate new accounts internally, and to form strategic alliances; (ii) the level of subscriber attrition; (iii) the availability of capital to the Company relative to certain larger companies in the security alarm industry which have significantly greater capital and resources; (iv) increased false alarm fines and/or the possibility of reduced public response to alarm signals; and (v) other risk factors described in the Company's reports filed with the Securities and Exchange Commission (the "SEC") from time to time.

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

OVERVIEW

         The majority of the Company's revenues is derived from recurring payments for the monitoring of security systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenues is derived from the sale and installation of security systems and the servicing of such installed systems. Monitoring and service revenues are recognized as the service is provided. Installation revenue is recognized when the required work is completed. All direct installation costs, which include equipment, labor and installation overhead, and selling and marketing costs, are generally expensed in the period when incurred. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment is capitalized to property and equipment and amortized over seven years.

         Alarm monitoring revenues generate significant gross margins, whereby installation and service activity may result in direct costs exceeding revenues. Management believes, however, that such installation and service activity is necessary for the generation and retention of alarm monitoring subscribers.

         All direct external costs associated with purchases of subscriber accounts (primarily through the Independent Alarm Acquisition Program and Dealer Program described in the Company's Form 10-KSB for the fiscal year ended December 31, 1996) are capitalized and amortized over ten years on a straight-line basis. In contrast, the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's internal sales force are generally expensed in the period in which incurred. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment are capitalized to property and equipment and amortized over seven years. To date, the Company has not had a large internal sales force, and the number of subscriber accounts generated internally during the three and nine month periods ended September 30, 1997 and 1996 was not material. In the future, if the Company expands its internal sales operations, as anticipated, the accounting treatment for such internally generated revenues would result in higher operating expenses in the period such revenues are generated, but lower amortization expenses as a percentage of revenues.

         The Company loses customers from time to time for various reasons, including, primarily, the following: (i) the customer moves; (ii) a business or commercial account closes or goes out of business; (iii) a customer is dissatisfied with the Company's level of service; (iv) a building or home is destroyed; or (v) the customer can no longer afford to pay for service. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and the resulting decreased monitoring revenue. Net attrition for a given period of time is defined as the number of accounts disconnecting service during the period in question, net of any replacement of such subscriber by means of Dealer or independent company replacement during the guarantee period, or by other account replacement methods employed by the Company. These methods might include, for example, the solicitation of monitoring contracts from new occupants (where attrition is attributable to customer relocation). Net subscriber attrition of the Company's own customers during the three and nine month periods ended September 30, 1997 and 1996 was less than 10%.

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

         MRR represents the monthly recurring revenue the Company is entitled to receive under subscriber contracts in effect at the end of the period. Included in MRR and the number of subscribers are amounts associated with subscribers with past due balances. The Company maintains the policy and practice of taking every economically feasible action to preserve the revenue stream associated with these contractual obligations. To this end, the Company actively works both towards the collection of amounts owed and the retention of subscribers. In certain instances, this collection and evaluation period may exceed six months. When, in the judgment of the Company's collection personnel, all reasonable efforts have been made to collect balances due and certain legal steps are taken to ensure proper cancellation of the relevant monitoring contract, nonpaying subscribers are disconnected from the Company's monitoring center and are included in the calculation of net subscriber and MRR attrition.

         Specialty Device Installers, Inc., a wholly-owned subsidiary of the Company ("SDI"), provides installation services to third party security alarm companies, many of which are competitors of the Company. During the first quarter of fiscal year 1997, the Company significantly downsized SDI because of SDI's poor operating performance and because the Company intends to focus on its core business of alarm installation, monitoring, and related services for its own customers.

RESULTS OF OPERATIONS

     As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company is the surviving corporation of a merger of Guardian with the Company's predecessor, Everest, which was consummated on August 28, 1996. The transaction was a reverse acquisition for accounting purposes, with Guardian deemed to be the acquirer. The consolidated balance sheets at September 30, 1997 and December 31, 1996, the consolidated statements of operations for the three and nine month periods ended September 30, 1997, and the consolidated statement of cash flows for the nine month period ended September 30, 1997 include the accounts and activity of the surviving entity and its wholly owned subsidiary, SDI. The consolidated statements of operations for the three and nine month periods ended September 30, 1996, and the consolidated statement of cash flows for the nine month period ended September 30, 1996 include the accounts and activity of Guardian for the three and nine month periods ended September 30, 1996 and include the wholly owned subsidiary acquired by Guardian from the merger date (August 28, 1996) through September 30, 1996.

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                            PERCENTAGE OF TOTAL REVENUES
                                            ----------------------------
                                   FOR THE THREE MONTH           FOR THE NINE MONTH
                                     PERIODS ENDED                 PERIODS ENDED
                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                 1997             1996        1997              1996
                                 ----             ----        ----              ----
                                      (Unaudited)                   (Unaudited)

Revenues:

    Monitoring                     69%              75%         71%               82%
    Installation and service       31               25          29                18
                                 ----             ----        ----              ----
         Total revenues           100              100         100               100

                                                    (CONTINUED)




Operating expenses:
   Monitoring                      13               10          14                12
   Installation and service        28               22          32                16
   General and administrative      43               39          35                37
   Amortization of customer
    contracts                      24               20          19                19
   Depreciation and amortization    6                4           6                 5
                                 ----             ----        ----              ----
Total operating expenses          114               95         106                89

Income (loss) from operations     (14)               5          (6)               11

Interest expense                  (19)             (17)        (18)              (17)

Provision for taxes                 -               (7)          -                (3)

Net income (loss)                 (33)%            (19)%       (24)%              (9)%
                                 ====             ====        ====              ====

         Neither the Company nor the pre-merged Guardian International, Inc. (see Note 2 of Notes to Consolidated Financial Statements) has ever had net income, and the Company has a history of consistent and sometimes significant net losses. Although no assurance can be given by the Company as to when or if the Company will realize net earnings, the Company anticipates that, based on its strategy of continued growth and customer account expansion, and barring any unforeseen significant changes in the nature of its business or operations (including its method of financing customer account acquisitions through its existing and/or any new credit facility with its Senior Lender, and the accounting for such acquisitions), it will continue to record net losses at least until such time as the Company's retail customer contract base totals more than approximately 20,000 and it has significantly reduced its indebtedness. At September 30, 1997, the Company had approximately 11,800 retail customers, compared to approximately 7,900 retail customer contracts at September 30, 1996, a net increase of 49%. The Company recently increased its credit availability with Heller from $7 million to $15 million (see Note 4 of Notes to Consolidated Financial Statements) which, the Company believes, will provide sufficient capital availability for achieving a customer contract base of 20,000 customers. There can be no assurances, however, that the Company will achieve a customer contract base of 20,000 customers or that the Company will become profitable if it does.

         Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is another important factor in considering profitability. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net earnings and is indicative neither of the Company's operating performance nor of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Nevertheless, management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses. The following table provides a calculation of EBITDA for the three and nine month periods ended September 30, 1997 and 1996:


                                                          FOR THE THREE MONTH PERIODS              FOR THE NINE MONTH PERIODS
                                                              ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                            1997                1996                1997                1996
                                                           ----                ----                 ----                ----
                                                                 (Unaudited)                               (Unaudited)
Net income (loss)                                        $(493,124)          $(177,860)          $(978,382)          $(220,188)

Plus:

     Amortization of customer contracts                    350,385             184,889             768,212             438,998
     Depreciation and amortization                          88,009              35,477             245,573             116,500
     Interest expense                                     2841,081             151,631             724,201             400,051
     Provision for taxes                                         -              63,000                   -              63,000

          EBITDA                                          $229,351            $257,137            $759,604            $798,361



         EBITDA for the three and nine month periods ended September 30, 1997 includes approximately $144,000 of one-time expenses related to a merger transaction that was not consummated. Without these expenses, EBITDA for the three and nine month periods ended September 30, 1997 would have been $373,351 and $903,604 and increased 45% and 13% over EBITDA in the corresponding prior periods.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996

         Total revenues for the three and nine month periods ended September 30, 1997 increased 61% and 75% to $1.5 million and $4.0 million, respectively, from $908,000 and $2.3 million during the corresponding periods in the prior year. Monitoring revenues for the three and nine month periods ended September 30, 1997 increased by 50% and 50% to $1.0 million and $2.8 million, respectively, from $679,000 and $1.9 million during the corresponding periods of the prior fiscal year. Installation and service revenues for the three and nine month periods ended September 30, 1997 increased by 96% and 192% to $448,000 and $1.2 million, respectively, compared to $229,000 and $405,000 during the corresponding period of the prior fiscal year. Total retail subscribers approximated 11,800 at September 30, 1997, compared to approximately 7,900 at September 30, 1996, a net increase of 49%. The increase in revenues and number of subscribers in 1997 from 1996 is primarily attributable to the Company's ongoing Independent Alarm Acquisition Program and Dealer Program as described in the Company's Form 10-KSB for the fiscal year ended December 31, 1996. Additionally, in May 1997, the Company purchased approximately 2,200 retail customers from Alarm Control, Inc ("ACI").

         Total operating expenses for the three and nine month periods ended September 30, 1997 increased 92% and 108% to $1.7 million and $4.3 million, respectively, compared to $871,000 and $2.1 million during the corresponding periods of the prior fiscal year. Monitoring expenses increased 108% and 102% to $193,000 and $546,000, respectively, compared to $92,000 and $271,000 during the corresponding periods in the prior fiscal year. The increase in monitoring costs from 1996 to 1997 was a result of the significant increase in monitoring revenues and number of subscriber accounts (see previous paragraph). As a percentage of monitoring revenues during the three and nine month periods ended September 30, 1997, monitoring expenses were 19% and 19%, respectively, compared to 14% and 14% during the corresponding periods of the prior fiscal year. Installation and service costs during the three and nine month periods ended September 30, 1997 increased by 104% and 246% to $409,000 and $1.3 million, respectively, compared to $201,000 and $374,000 during the corresponding periods of the prior fiscal year. The increase in total installation and service costs in 1997 from 1996 was partly the result of increases in related revenues in 1997 from 1996 (see previous paragraph). As a percentage of installation and service revenue, installation and service costs were 91% and 109% during the three and nine month periods ended September 30, 1997, respectively, compared to 88% and 92%, respectively, during the corresponding periods in the prior fiscal year. The Company does not now generate, nor does it anticipate generating in the future, any appreciable margins or profits, and may incur future losses from such installation and service activity, but such activity is considered necessary to the generation and retention of alarm monitoring subscribers.

         Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 40% and 32% to $863,000 and $2.2 million, during the three and nine month periods ended September 30, 1997, respectively, compared to $615,000 and $1.7 million during the corresponding periods of the prior fiscal year. Gross profit from monitoring revenues increased by 40% and 41% to $824,000 and $2.3 million during the three and nine month periods ended September 30, 1997, respectively, compared to $587,000 and $1.6 million during the corresponding periods of the prior fiscal year. Gross profit (loss) from installation and service activities increased/(decreased) by 39% and (455%) to $39,000 and $(111,000) during the three and nine month periods ended September 30, 1997, respectively, compared to $28,000 and $31,000 during the corresponding periods of the prior fiscal year. See the previous two paragraphs for a discussion of revenues and expenses of such monitoring and installation and service activity.

         General and administrative costs ("G&A") increased by 77% and 66% to $633,000 and $1.4 million, respectively, during the three and nine month periods ended September 30, 1997, compared to $358,000 and $857,000 during the corresponding periods of the prior fiscal year. The increase in G&A costs in 1997 from 1996 is related primarily to the Company's growth in revenue, resulting in an increase in the Company's overhead cost structure. As a percentage of total revenues, G&A was 43% and 35% during the three and nine month periods ended September 30, 1997, respectively, compared to 39% and 37% during the corresponding periods of the prior fiscal year.

         Approximately 52% and 26% of the increase in G&A during the three and nine month periods ended September 30, 1997 arose from one-time expenses of approximately $144,000 related to a merger transaction that was not consummated. Without those expenses, G&A for the three months and nine months ended September 30, 1997 would have increased by only $131,000 or 37%, and 419,000 or 49%, over the corresponding prior periods.

         Amortization of customer contracts increased by 90% and 75% to $350,000 and $768,000 during the three and nine month periods ended September 30, 1997, respectively, compared to $185,000 and $439,000 during the corresponding periods in the prior fiscal year. The increase in such costs resulted from the increase in the amount of capitalized customer contracts, which increased to a net balance of $7.6 million at September 30, 1997 from $4.8 million at September 30, 1996.

         Depreciation and amortization increased by 148% and 111% to $88,000 and $245,000, during the three and nine month periods ended September 30, 1997, respectively, compared to $35,000 and $117,000 during the corresponding periods of the prior fiscal year. Such costs include depreciation of property and equipment (the gross balance of which increased to $691,000 at September 30, 1997 from $399,000 at September 30, 1996 as a result of (i) the Company's continued expansion activities and (ii) the merger of Guardian and Everest, which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of $1.2 million in goodwill was recorded in connection with the merger of Guardian and Everest, which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest expense increased 87% and 81% to $284,000 and $724,000 during the three and nine month periods ended September 30, 1997, compared to $152,000 and $400,000 during the corresponding periods of the prior fiscal year. The increase in interest expense resulted from additional debt incurred primarily in connection with the cost of acquiring subscriber accounts. The majority of such subscriber acquisition costs were financed by Heller. Total long term obligations (including the current portion) increased to $7.7 million at September 30, 1997 from $4.8 million at September 30, 1996.

         Net income (loss) was $(493,000), or $(0.08) per share, and $(978,000), or $(0.15) per share, for the three and nine month periods ended September 30, 1997, compared to $(178,000), or $(0.04) per share, and $(220,000), or $(0.06)
per share, during the corresponding periods of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         In May 1997 the Company entered into the Renewed Credit Facility with Heller for $15 million, expiring in May 1999 with automatic yearly renewals unless terminated by either party. On September 30, 1997, the Company was not in compliance with certain covenants. Subsequent to September 30, 1997, the Renewed Credit Facility was amended and restated, including revisions to the covenants with which the Company was not in compliance. Also included in the amendment was a waiver for any previous instances of non compliance with the covenants. See
Note 4 of Notes to Consolidated Financial Statements for further discussion of the terms of the Renewed Credit Facility.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         At September 30, 1997, the Company had a working capital deficit of $(127,000), and a current ratio of 0.89 to 1.0.

         Net cash provided by operating activities during the nine month period ended September 30, 1997 was $72,000. The Company incurred a net loss of $978,000 during such period; however, included in such loss was depreciation and amortization expense, amortization of customer contracts expense and amortization of deferred financing costs totaling $1.1 million, cash outflows of $407,000 related to increases in assets and cash inflows of $206,000 related to increases in liabilities. Also included in the net loss for the nine month period ended September 30, 1997 are one-time expenses of approximately $144,000 related to a merger transaction that was not consummated.

         Net cash used in investing activities was $3.3 million during the nine month period ended September 30, 1997 and was comprised of acquisition of customer accounts of $3.2 million (including the purchase of contracts in the amount of $2.2 million from Alarm Control in May 1997 (see Note 2 of Notes to Consolidated Financial Statements), and purchases of fixed assets of $140,000.

         Net cash provided by financing activities was $2.4 million during the nine month period ended September 30, 1997, consisting of proceeds under borrowings from Heller of $5.2 million (including $2.2 million relating to the Alarm Control transaction in May 1997) less repayments to Heller and other long-term debt of $2.8 million, and purchases of treasury stock of $6,000. The Company's cash balance was $167,000 at September 30, 1997.

         Total shareholders' equity was $2.3 million at September 30, 1997, decreasing by a net amount of $815,000 during the nine month period ended September 30, 1997. The net decrease consisted of the net loss incurred during the period of $978,000, an increase of $39,000 resulting from the issuance of 50,000 shares of Class A common stock to Alarm Control in connection with the purchase of Alarm Control's customer contracts as well as certain other assets, an increase of $130,000 resulting from an accrual for the additional 150,000 shares of Class B common stock to be issued to Heller (see Note 2 of Notes to Consolidated Financial Statements), and a decrease of $6,000 resulting from purchases of treasury stock.

         During October 1997, Westar Capital, Inc. acquired approximately 37% of the equity of the Company by purchasing 2,500,000 newly issued shares of Class A common stock and agreeing to purchase 1,875,000 shares of newly authorized and issued Series A 9 3/4% convertible cumulative preferred stock ("the Preferred Shares"). The Preferred Shares are convertible into shares of Class A common stock on a share for share basis. The proceeds of the $7.5 million investment will be used to pay down long term obligations, for acquisitions and other corporate purposes. The Company received $3.75 million in October 1997 relating to the purchase of the common shares. The remaining amount of $3.75 million, relating to the purchase of the Preferred Shares, is expected be received in November (see Note 7 of Notes to Consolidated Financial Statements).

         With the use of the Heller facility, the Company believes it can make acquisitions to reach the 20,000 customer contract goal discussed above. The Company does not anticipate any other significant capital expenditures.

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

ACCOUNTING CHANGES

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which establishes standards for computing and presenting earnings per share ("EPS"). This statement replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The effect of adopting this standard is not expected to be material.

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") was issued by the Financial Accounting Standards Board. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

                          GUARDIAN INTERNATIONAL, INC.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Each of the Company and SDI experiences routine litigation in the normal conduct of its business, that is incidental to the business. Neither the Company nor SDI believes that any such pending litigation will have, individually or in the aggregate, a material adverse effect on its respective business or financial condition.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         See disclosure under Note 4 of Notes to Consolidated Financial Statements.

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

         3(ii)    Amended and Restated By-Laws of the Company

         4        Specimen Stock Certificate incorporated by reference to
                  Exhibit 4 of the Company's Form 10-SB filed May 6, 1996

         10(a) Letter from Heller Financial, Inc. Regarding Increase in Credit Facility incorporated by reference to Exhibit 10(a) of the Company's Form 10-QSB filed May 15, 1997

         10(b) Amended and Restated Loan and Security Agreement dated as of May 22, 1997 among Guardian International, Inc., the Borrowing Subsidiaries From Time to Time Party Hereto, as Borrowers, and Heller Financial, Inc., as Lender incorporated by reference to
                  Exhibit 10(b) of the Company's Form 10-QSB filed August 14,
                  1997

         10(c) Third Amendment to Loan Agreement dated as of October 21, 1997 by and between the Company and Heller Financial, Inc.

         10(d) Stock Subscription Agreement dated as of October 14, 1997 incorporated by reference to Item 7(c) of the Company's Form 8-K dated October 22, 1997

         10(e) Registration Rights Agreement dated as of October 21, 1997 incorporated by reference to Item 7(c) of the Company's Form 8-K dated October 21, 1997

         10(f) Stockholders Agreement dated as of October 21, 1997 incorporated by reference to Item 7(c) of the Company's Form 8-K dated October 22, 1997

         27       Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

1. Form 8-K filed July 17, 1997 announcing the merger with a privately held Florida based security company; also submitting the agreement and plan of merger.

2. Form 8-K filed September 3, 1997 announcing the termination of previously announced merger discussions with a privately held Florida based security company.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of November, 1997.

                                             GUARDIAN INTERNATIONAL, INC.

                                              By:   /S/ DARIUS G. NEVIN
                                                  ---------------------
                                                        Darius G. Nevin
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION

    3(ii)      Amended and Restated By-Laws of the Company

   10(c) Third Amendment to Loan Agreement dated as of October 21, 1997 by and between the Company and Heller Financial, Inc.

   27          Financial Data Schedule (for SEC use only)