Form 10KSB
period 1997-12-31
GUARDIAN INTERNATIONAL INC
filed 1998-03-31
CIK 1013978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997

              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to _____

                         Commission File Number 0-28490

                          GUARDIAN INTERNATIONAL, INC.

           (Name of Small Business Issuer as specified in its charter)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant 's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the 1997 fiscal year were $5,624,790.

         The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold as of March 26, 1998 was $10,580,073.48.

         As of March 26, 1998, there are 11,073,441 shares of Class A Voting Common Stock, par value $.001 per share, and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, of the issuer outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


         Transitional Small Business Disclosure Format (check one): Yes___ No  X


                                TABLE OF CONTENTS

                                                                                                           Page No.

Introductory Note....................................................................................        3

                                                       PART I

Item   1.         Description of Business............................................................        4
Item   2.         Description of Property............................................................       16
Item   3.         Legal Proceedings..................................................................       17
Item   4.         Submission of Matters to a Vote of Security Holders................................       17


                                                       PART II

Item   5.         Market for Common Equity and Related
                    Stockholder Matters..............................................................       17
Item   6          Management's Discussion and Analysis or Plan of Operation..........................       22
Item   7.         Financial Statements...............................................................       30
Item   8.         Changes In and Disagreements With Accountants on Accounting
                    and Financial Disclosure.........................................................       47


                                                      PART III

Item   9.         Directors and Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.........................       47
Item 10.          Executive Compensation.............................................................       49
Item 11.          Security Ownership of Certain Beneficial Owners and
                    Management.......................................................................       50
Item 12.          Certain Relationships and Related Transactions.....................................       50
Item 13.          Exhibits and Reports on Form 8-K...................................................       51

Introductory Note

FORWARD-LOOKING STATEMENTS. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Guardian International, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve estimates, assumptions and uncertainties and, accordingly, actual results could differ materially from the those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the ability of the Company to add additional customer accounts to its account base through acquisitions from third parties, internally generated new accounts and strategic alliances which lend to the Company's appeal as an acquirer; (ii) the level of subscriber attrition; (iii) the availability of capital to the Company relative to certain larger companies in the security alarm industry which have significantly greater capital and other resources; and (iv) increased false alarm fines and/or the possibility of reduced public response to alarm signals and (v) other risk factors and uncertainties described in the Company's reports filed with the Securities and Exchange Commission (the "SEC") from time to time.

         The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which the statement is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of the factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

"MRR". As used in this Annual Report on Form 10-KSB ("Annual Report"), "MRR" means monthly recurring revenue that the Company is entitled to receive under contracts in effect at the end of the period covered by this Annual Report, unless a different period is specified. Monthly recurring revenue is an index commonly used in the security alarm industry as a measure of the size of a company. It is not, however, used as a measure of profitability or performance and does not include any allowance for future attrition or allowance for doubtful accounts.

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

         The Company is presently a leading supplier of security monitoring and high grade monitored security systems in Florida and New York City (see Item 1 - "Recent Developments"). Based on the Company's gross revenues and number of subscribers for the fiscal year ended December 31, 1997 ("Fiscal Year 1997"), and assuming no significant changes in the data published in SDM MAGAZINE'S (formerly SECURITY DISTRIBUTING & MARKETING MAGAZINE) May 1997 issue's annual listing of the top security firms in the United States, the Company expects that it will be ranked among the top 100 security companies in the United States in SDM MAGAZINE'S 1998 annual listing. In addition, according to the 1998 Fact Book Issue of SECURITY SALES (Vol. 19, No.12, supplement), only 5.3% of all security companies in the United States generate gross revenues in excess of $2,500,000. These statistics place the company as a significant leader among U.S. security firms. As reflected in the Company's financial statements set forth in Item 7 below, the Company's gross revenues for fiscal year ended December 31, 1997 ("Fiscal Year 1997") were $5,624,790.

         The Company's principal activities include the following: (i) monitoring services provided pursuant to alarm contracts owned by the Company;
(ii) monitoring services provided pursuant to alarm contracts owned by other alarm companies (wholesale monitoring); (iii) the sales and installation of electronic security systems including alarm, CCTV and access control systems;
(iv) maintenance of electronic security systems; and (v) acquisition of alarm contracts in connection with the acquisition of other alarm companies or otherwise.

         The Company's revenues consist primarily of monthly recurring payments under written contracts for the monitoring of security systems. For Fiscal Year 1997, monitoring revenues represented approximately 67% of total revenues. The balance of the Company's revenues are derived from (i) the sale of electronic security systems (approximately 23% of total revenues), (ii) the provision of maintenance services (approximately 9% of total revenues) and (iii) miscellaneous sources (approximately 1% of total revenues).

         Neither the Company nor the pre-merged Guardian International, Inc. (see "History" below) has ever had any net income and both the Company and the pre-merged Guardian International, Inc. have a history of consistent and sometimes significant net losses. See Item 6 - Management's Discussion and Analysis or Plan of Operation "Results of Operations" for further discussion.

RETAIL MONITORING SERVICES

         The Company monitors digital signals arising from burglaries, fires and other events through security systems installed at subscribers' premises. Most of these signals are received and processed at the Company's well-equipped central monitoring station located in Hollywood, Florida. The Company's central monitoring station is listed by Underwriters Laboratories, Inc. ("UL") both as
(i) a burglar alarm system central station and (ii) a protective signaling services central station. In addition, the company also received certification from Factory Mutual ("FM"), an industry regulatory agency, in August 1996. The Company's central station is constructed to withstand hurricane-force winds and can maintain operations indefinitely without electrical power using its propane generators.

         The Company's central monitoring station has many security devices, including closed circuit television ("CCTV"), motion detecting units, high intensity lighting and access control. All of the equipment the Company uses to monitor its customers' systems and to protect its central monitoring station is generally the latest enhancement and the majority of the equipment is less than four years old. In June 1997, the Company installed new Data General computer hardware which significantly increased the processing power, disk storage and growth capabilities of its billing/service and monitoring systems.

         The central monitoring station is redundant and, therefore, if there is ever a failure in a piece of equipment, an exact duplicate is available to back it up within minutes. The central station monitoring facility is largely paperless, resulting in lower costs and greater efficiency than would be obtained otherwise. The Company's phone system is digital (as opposed to analog); all conversations are recorded and compressed digitally. Every alarm function is handled through automation including the dialing of customer and police telephone numbers, thereby reducing the possibility of human error.

         The Company's central monitoring station is comprised of a number of electronic devices. These devices include: alarm receiving equipment, telephone dialers, radio signal receiving equipment, a digital telephone recorder, a digital telephone system and a voice mail / auto phone attendant. All of these devices are maintained internally by the Company's technical personnel. The balance of the Company's equipment includes dual redundant Data General Aviion(TM) servers, associated CRTs (terminals) and the software which runs the automated functions of the Company's security, service and accounting functions. The software is maintained by Monitoring Automation Systems (Irvine, CA) and the Data General Corporation computers and terminals are maintained by Data General Corporation (Boston, MA) pursuant to annual maintenance contracts. The maintenance services of Monitoring Automation Systems and Data General cost the Company approximately $5,800 per month in the aggregate.

         The monitoring services provided by the Company include monitoring homes and commercial facilities for burglary, fire and environmental problems. If an alarm, fire or environmental condition is detected, a signal is transmitted over telephone and/or radio transmission to the Company's central monitoring station. When the conditions require verification and/or dispatch action, the Company's human operators react in accordance with standard procedures.

         The central monitoring system also monitors opening and closing schedules for the Company's commercial customers. Commercial customers have the option of receiving weekly reports reflecting the date, time, action and employee name with respect to each opening or closing activity during the relevant week. The reports can be sent to any location around the world via facsimile or e-mail.

         Retail monitoring generated revenues of approximately $3.2 million and $2.2 million in fiscal years 1997 and 1996, respectively. As of the date of this Annual Report, the Company had approximately 16,300 retail customers, which includes the accounts acquired from both Mutual and Gator (see "Recent Developments", below). No retail customer represents more than 5% of the Company's total revenues.

WHOLESALE MONITORING PROGRAM

         Under the Company's wholesale monitoring program (the "Wholesale Monitoring Program") subscribers are monitored on a "wholesale" basis for certain third party security alarm companies, some of which are competitors of the Company. This practice is commonly referred to in the industry as "third party monitoring" or "wholesale" monitoring. The Company also offers such third party companies additional services, such as off-site data entry and account maintenance, automated account history and testing via touch tone telephone, marketing and technical support.

         Under the Wholesale Monitoring Program, the Company bills the third party company a monthly amount for all services rendered. The third party company is responsible for billing its customers. Typical fees for wholesale monitoring are approximately 20% of the amount billed directly by the Company to its retail customers. While wholesale monitoring results in significantly lower margins than are obtained with respect to the Company's retail subscribers, the wholesale customer base creates an opportunity for the Company to expand its customer base by purchasing customer accounts from third party companies. In fact, the Company has on occasion purchased customer accounts that were being monitored under the Wholesale Monitoring Program.

         The Wholesale Monitoring Program generated revenues of $573,000 and $504,000 in fiscal years 1997 and 1996, respectively. As of the date of this Annual Report, the Company had approximately 12,000 wholesale customers. No such wholesale account represents more than 5% of the Company's total revenues.

INSTALLATION AND SALE OF ELECTRONIC SECURITY SYSTEMS

         The Company typically installs electronic security systems for its residential and commercial customers. These systems can range in complexity from simple alarm panels interfaced with one or two sensors up to highly integrated card access and CCTV systems. Residential systems are usually sold for a one-time non-refundable fee. Commercial systems are usually leased to the customer for a period of time coinciding with the monitoring contract.

         Most of the alarm-related products sold by the Company are manufactured or distributed by subsidiaries of Pittway Corporation. The Company sells a variety of brands of access control and CCTV products depending upon the specific application.

         Revenues derived from the installation and sale of security systems totaled approximately $1,287,000 and $863,000 in fiscal years 1997 and 1996, respectively. Increased revenues are a result of increased efforts to generate accounts, through additional sales and marketing staffing, and the additional Specialty Device Installers, Inc. ("SDI") revenues (see "History - General" below).

MAINTENANCE OF ELECTRONIC SECURITY SYSTEMS

         A strong maintenance and service capability is an important element in maintaining good customer relations and low attrition. Guardian provides responsive service to its clients whose electronic security systems require repair or upgrading. Depending on the nature of the problem and the customer, such services are typically provided within 24-48 hours.

         Revenues derived from the maintenance of security systems totaled approximately $489,000 and $69,000 in fiscal years 1997 and 1996, respectively. Increased revenues correlate to the increase in the Company's account base (see "Customer Account Activity during Fiscal Year 1997).


HISTORY

         GENERAL

         The Company was incorporated under the laws of the State of Nevada on October 30, 1986 as Burningham Enterprises, Inc.("Burningham"). Burningham launched a "blank check/blind pool" initial public offering (the "IPO"), registering its shares with the Securities and Exchange Commission ("SEC") on a Registration Statement on Form S-18 which was declared effective in March 1987. The Company raised $100,000 pursuant to the IPO.

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

         The Company was again inactive between the end of 1993 and June 1995, at which time the Company underwent a change of control. New directors were elected to the Company's Board of Directors (the "Board") and in July 1995, the Board and a majority of shareholders approved a one for twenty reverse split, effective July 24, 1995. On November 27, 1995, the Company changed its name from Everest Funding to Everest Security Systems Corporation ("Everest Security") and entered into the home alarm installation and service business.

         On October 9, 1995, the Company entered into a stock purchase agreement ("Stock Purchase Agreement") with SDI, a company incorporated under the laws of the State of Florida in August 1991. Under the terms of the Stock Purchase Agreement, the Company purchased all of the shares of SDI in exchange for 100,000 shares of common stock. The Stock Purchase Agreement also required the Company to enter into an employment contract with Frank Bauer for a term of five years commencing on October 1, 1995 in the role of President of SDI, a wholly-owned subsidiary. SDI was subsequently downsized due to poor financial performance and a lack of significant margins from the subcontract installation business. Mr. Bauer is presently serving as an employee of the Company, but is not an officer of the Company nor a member of the Board, nor the President of any significant operating subsidiary. During the first quarter of Fiscal Year 1997, the Company significantly downsized SDI as a result of SDI's poor operating performance and discontinued its operations entirely by the end of Fiscal Year 1997.

         On January 15, 1996, the Company formed Federal Alarm Systems, Inc. ("FASI"), a wholly owned subsidiary organized under the laws of the State of Florida. FASI was established to provide monitoring services for the owners of burglar alarm systems installed by SDI and to monitor and service purchased burglar alarm contracts. Subsequent to the establishment of FASI, the Company's management decided to perform these services FASI has been dissolved.

         MERGER WITH GUARDIAN INTERNATIONAL, INC.

         On August 15, 1996, the Company executed an Agreement and Plan of Merger ("Merger Agreement") with Guardian International, Inc. ("Guardian"), a Florida corporation. On August 28, 1996, Guardian merged with and into Everest (the "Merger"). Pursuant to the terms of the Merger Agreement, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933,as amended, the Company issued 3,226,902 shares of Common Stock to the shareholders of Guardian in exchange for all of the outstanding shares of common stock of Guardian. These shares represented approximately fifty percent (50%) of the Company's then issued and outstanding Common Stock. Also, pursuant to the terms of the Merger Agreement, the Company paid approximately $1.8 million to Harold Ginsburg, one of the shareholders of Guardian, in repayment of certain loans to Guardian and as a return of capital.

Following the Merger, the Company changed its name to Guardian International, Inc. The Company's directors preceding the Merger resigned following the Merger and the directors of Guardian filled the vacancies on the Board. For a listing of the Company's directors, see Item 9 - Directors, Executive Officers, Promoters and Control Persons contained herein. For a discussion of the accounting treatment of this transaction, see Note 2 of Notes to Consolidated Financial Statements included in Item 7 - Financial Statements contained herein.

RECENT DEVELOPMENTS

         INVESTMENT BY WESTAR CAPITAL, INC.

         On October 15, 1997, the Company and Westar Capital, Inc. ("Westar") , a wholly-owned subsidiary of Western Resources, Inc., executed definitive agreements to acquire approximately 37 percent of the equity of the Company. The proceeds of investment totaled approximately $7.5 million. The investment consisted of Westar purchasing 2,500,000 newly issued shares of Class A Voting Common Stock, par value $.001 ("Class A Stock"), and 1,875,000 shares of newly issued Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 (the "Series A Preferred Stock"). The Series A Preferred Stock is convertible to Class A Stock on a share for share basis. As part of the transaction, the Company will expand its Board to eight members, with two members appointed by Westar Capital.

         ACQUISITION OF MUTUAL CENTRAL ALARM SERVICES, INC.

         In February 1998, the Company completed the acquisition of 100% of the equity securities of Mutual Central Alarm Services, Inc. ("Mutual"), the nation's 70th largest monitored alarm company (according to SDM MAGAZINE) and one of the largest independent alarm companies in the metropolitan New York area. Founded nine years ago, Mutual has grown through a strategy of concentration on high-grade UL listed commercial security, fire, CCTV and access control systems. Mutual provides services to a prestigious roster of high-end retail businesses, financial institutions and Fortune 500 companies. The acquisition will contribute MRR of approximately $320,000, annual revenues of about $5 million and earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $1.5 million.

         The total purchase price was approximately $10 million in cash and 1,981,700 shares (the "Mutual Shares") of Guardian unregistered Class A Stock. The Company granted certain rights to the selling shareholders to have the Mutual Shares registered by the Company under the Securities Act of 1933, as amended (the "Securities Act") 750,000 shares of the Mutual Shares are being held in escrow for a one year period for indemnification purposes. The effective date of the acquisition was February 1, 1998 (the "Effective Date"). The transaction will be accounted for under the purchase method of accounting.

         Pursuant to the terms of the Stock Purchase Agreement effective as of February 1, 1998, by and among the Company, Mutual and the selling stockholders of Mutual (the "Stock Purchase Agreement"), the Company and Mutual entered into employment agreements with Joel A. Cohen and with Raymond L. Adams. Mr. Cohen was retained under a five year agreement as President of Mutual and was appointed to serve as a Vice President of the Company. Mr. Cohen was also granted options to purchase 100,000 shares of Class A Common Stock. Twenty percent of the options vest and are exercisable on each of the first five anniversaries of the effective date of his employment agreement. Mr. Adams was retained under a three-year agreement as a Vice President of Mutual. Mr. Adams was also granted options to purchase 100,000 shares of Class A Common Stock, thirty three and one-third percent of which vest and are exercisable on each of the first three anniversaries of the effective date of his employment agreement.

         The Company funded the cash portion of the acquisition with borrowings under its existing credit facility, as amended, with Heller Financial, Inc. ("Heller") (see Item 6 - Management's Discussion and Analysis of Plan of Operation "Credit Facility") and proceeds from a $4.0 million preferred stock investment from Westar, a Kansas corporation and a wholly-owned subsidiary of Protection One, Inc., a Delaware corporation. Protection One, Inc. is a majority-owned subsidiary of Western Resources, Inc. Westar purchased 1,600,000 shares of Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 (the "Series B Preferred Stock"), of Guardian at $2.50 per share. The Company granted to Westar certain rights to have the Common Stock issuable upon conversion of the Series B Preferred Stock registered by the Company under the Securities Act.

         Guardian will continue to operate Mutual under its trade name as a wholly-owned subsidiary and will continue to operate Mutual's New York based central monitoring and dispatch center.

         ACQUISITION OF GATOR TELECOM, INC.

         On March 9, 1998, the Company acquired all the assets of Gator Telecom, Inc., a Florida corporation ("Gator"), for $1.4 million in cash and 94,937 shares of restricted Class A Stock. The Company funded the cash portion of the acquisition by using its Renewed Credit Facility with Heller.

         Gator provides security installation, monitoring, structured wiring and home automation to over 125 active residential builders in the Tampa Bay area. Gator was founded in 1981.

         The Company will continue to operate Gator from its 5,000 square foot service facility in Tampa. Dan Lawrence, the founder of Gator, has been named the Company's Central Florida Regional Manager and will also oversee service for the Company's pre-existing 1,500 Tampa customers that are presently serviced by dealers.

         The acquisition, which included a significant number of corporate assets such as accounts receivable, inventory, vehicles and other fixed assets, will also add approximately 1,800 monitored subscribers to the Company's current MRR base and increase MRR under contract by more than $37,000.


MARKET OVERVIEW AND TRENDS

         The Company's target market consists of owners of single family residences, residential development communities where the Company has or may obtain bulk service contracts and commercial establishments.

         The security alarm industry is characterized by a high degree of fragmentation and currently is comprised mostly of a large number of small providers of alarm systems and services. A survey published by SDM Magazine in May 1997 reported that in 1996, based upon information provided by its respondents, the 100 largest companies in the alarm industry accounted for approximately 25% of industry revenues. The Company believes that many smaller alarm service companies, because of their small size, have higher overhead expenses as a percentage of revenues than the Company and lack access to capital on terms as attractive as those available to the Company. Moreover, due to a decline in security system installation prices over the last two years, security alarm companies participating in market growth are required today to make a substantial investment in each new subscriber; for example, in order to be competitive, security alarm companies must sell equipment at below cost or transfer equipment gratuitously in the expectation of generating future recurring monitoring revenues. Consequently, access to capital has become an increasingly important factor in a security alarm company's success.

         The residential security alarm market is also characterized by rapid growth, but a relatively low level of market penetration and is therefore still in a relatively immature stage. The pricing has only recently made it accessible to a broader homeowners' market. The Company believes that several factors have spawned an increased demand for residential security alarm systems in the markets where the Company operates, including increased crime rates, increased public concern about crime and the prevalence of insurance company discounts to homeowners who purchase alarm systems, which discounts are typically larger when alarm systems are monitored by a central station. In addition, insurance companies may require that businesses install an alarm system as a condition to obtaining or renewing insurance coverage. Also, the Company enjoys the benefits of operating in two separate sectors of the industry, high grade commercial and traditional residential. By operating in both sectors, economic strength in one can subsidize any weaknesses that may occur in the other, a reputation earned in one sector can carry over into the reputation for the other and cash flow from commercial projects can help fund investments in the residential market.

         Advances in digital communications technology have prompted some consolidation in the security alarm industry. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, in order to achieve a national or regional presence, alarm monitoring companies were required to maintain a large number of geographically dispersed local monitoring stations. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has decreased the cost of providing alarm monitoring services and has substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the equipment available to subscribers in the residential and commercial markets. Digital technology has also enabled equipment manufacturers to build more features into security systems (e.g., remote user interface, lighting and heating controls, user programming features).

         Large, consumer-oriented companies in industries facing deregulation, including long distance and local telephone companies and electric and gas utilities (e.g. Entergy Corporation, Western Resources, Inc. and Ameritech Corporation), have demonstrated an increased interest in the security alarm industry over the last several years. The Company believes telecommunication and utility companies are interested in offering their customers additional services, including security services, as a means of enhancing customer loyalty and reducing future risk of losing customers in a fully competitive environment. The entrance by such large companies into the security alarm business poses the threat that such companies will engage in price wars with other companies in the security alarm industry. Such price wars, if they were to occur, could have a materially adverse effect on the Company's financial condition. As discussed above in "Recent Developments", Westar Security, Inc. to which Westar assigned its interest in the Company, has invested $11.5 million in the Company. Upstar Security, Inc. is a wholly-owned subsidiary of Protection One, Inc., a majority-owned subsidiary of Western Resources, Inc. The Company believes that its strategic alliance with affiliates of Western Resources, Inc. will help the Company's competitive position by (i) improving the Company's financial strength by increasing the Company's equity; (ii) lowering its cost of capital; (iii) improving its appeal to potential sellers of alarm accounts or alarm companies;
(iv) improving and expanding acquisition and investment opportunities made available to the Company and (v) improving the quality of financial and strategic advice available to the Company through Board representation and otherwise.

BUSINESS STRATEGY

         The Company's strategy for growth has consisted primarily of the implementation of an aggressive and strategic acquisition plan, while maintaining a strong balance sheet. Between 1994 and 1997, prior to its merger into the Company, Guardian acquired a combination of 20 alarm companies and/or portfolios of customer monitoring contracts from existing alarm companies. The financing for these acquisitions was derived from a $7,000,000 credit facility with Heller, which has been replaced by the Company's Renewed Credit Facility (see Item 6 Management's Discussion and Analysis or Plan of Operations "Credit Facility") and with the proceeds from the investment by Westar (see "Recent Developments").

         Management believes that numerous acquisition opportunities continue to be available and the Company is pursuing, and intends to continue to pursue, acquisitions of alarm companies or portfolios of subscriber accounts, some of which may be significant to the Company's expected future growth. Through its recent acquisition of Mutual, the Company has expanded its operations outside of Florida and into New York. The Company plans to continue pursuing other acquisitions outside Florida, not only in New York, but in major metropolitan areas in North and South America. Acquisitions of account portfolios thus far have been achieved primarily through the acquisition of alarm companies, the "Independent Alarm Acquisition Program" and, until recently, the "Dealer Program", as described below.

         Under the Independent Alarm Acquisition Program, the Company acquires customer contracts from independent alarm companies in Florida. Under this Program, the independent alarm company solicits sales of its own alarm systems from potential residential or commercial customers, who are also offered the option to enter into an agreement with the independent alarm company, in the independent alarm company's own name, for the provision of alarm monitoring and/or repair services, typically for a 60 month term, although the monitoring period may be shorter. The independent alarm company then sells the customer contract to the Company for an amount typically between 25 to 35 times the amount of MRR to be generated by the contract, or a proportionately smaller multiple of MRR if the contract is for less than 60 months. The costs of such acquisitions are accounted for at the fair value as of the date of acquisition and amortized over 10 years.

         While the Company is not using aggressive efforts to continue the Dealer Program, there are several authorized dealers in Florida. Most of the Dealers are independent alarm companies performing under agreements to sell under the Company name, although in most cases the Dealer is not obligated under the agreement to sell exclusively for the Company. The Dealers are offered numerous support services including but not limited to marketing, equipment discounts, technical expertise and competitive purchase multiples. The Company's goal is to aid the Dealers in achieving performance goals, which in turn benefit the Company. Each Dealer solicits sales of the Dealer's own alarm systems from residential or commercial customers, who also may be offered the option to enter in an agreement for the provision of alarm monitoring and/or repair services, typically for a 60 month term, although the monitoring period may be shorter. The Dealer can offer the provision of monitoring services to the customer under the name of the Company, under the Dealer's own name, or under any other independent alarm company name. In such cases where the customer contract for monitoring services is written under the name of the Company, the Company pays the Dealer a placement fee. In other cases where the customer contract is written under any provider's name other than the Company, the Dealer sells the contract to the Company. The amount paid by the Company to the Dealer under either scenario described is typically between 25 to 35 times the amount of MRR to be generated by the contract, or a proportionately smaller multiple of MRR if the contract is for less than 60 months. The amount paid to Dealers is capitalized and amortized over 10 years.

         Under both the Independent Alarm Acquisition Program and the Dealer Program, the independent alarm company or the Dealer, as the case may be (collectively referred as the "Contract Seller"), may be required to guarantee that a minimum number of payments (usually between 12 and 18 monthly payments) will be received by the Company from the customer (the "Minimum Payment Period") and that customers will pay any amounts owed within 90 days during such Minimum Payment Period. If the guaranteed number of payments is not received by the Company, or if a customer is late in paying any amounts due for a period exceeding 90 days, the Contract Seller must replace the subscriber contract with a new contract of equal original duration and MRR. In order to ensure that such Contract Seller guarantees are met, the Company typically withholds an average of 10% of the payment made to the Contract Seller at the inception of the transaction (referred as a "holdback"). After the guarantee period lapses, the Company will pay the Contract Seller the holdback monies due.

         Another source of growth of account portfolios is the Company's internal sales department. The Company has various retail marketing programs in place intended to generate additional subscribers. One such program is a customer referral program pursuant to which new customers are generated by referrals from the Company's existing and continually increasing customer account base. These "referral accounts" enable the Company to increase its revenue at a much lower cost than traditional marketing methods. In addition, the Company recently became an authorized distributor of First Alert(TM) security products, a product line available to a select group of alarm dealers. Such dealers also receive significant marketing support from First Alert Professional(TM) including sales literature, sales training and leads.

         Management is hopeful that significant additional revenue sources will be generated from the Company's bulk service communities builder projects. The Company currently has master association contracts ("Master Contracts") with eight development companies. Each Master Contract calls for Company-installed alarms to be monitored by the central station with one bill each month to the relevant master homeowners association. Closings on homes located in these developments began in the first quarter of 1996 and will continue for the next three (3) years. Guardian's revenue under a Master Contract increases incrementally with each closing. Current MRR under the Master Contracts is approximately $13,000. Management anticipates that upon completion of the development projects, the Company will generate over twenty-five thousand dollars ($25,000) in additional MRR under the Master Contracts; there can be no assurances, however, as to the completion of these projects or the realization of the additional MRR.

         The financial strategy for effecting the business goals was enhanced in 1997 by developing a relationship with Western Resources, see "Recent Developments", above. The Company believes that the relationship represents a reliable source of equity capital for the future, affording management the ability to focus on executing the business strategy. Some of the relationship's many potential benefits are enumerated in "Market Overview and Trends", above.

CUSTOMER ACCOUNT ACTIVITY DURING FISCAL YEAR 1997

         The Company purchased 4,268 contracts (net of 434 contracts which were returned to sellers due to collectability problems -- such returned contracts are not counted towards attrition, as defined in "Overview" in Item 6 - Management's Discussion and Analysis or Plan of Operation, below) during Fiscal Year 1997.

         The following table reflects the Company's customer account activity during Fiscal Year 1997:

         Number of customer contracts owned as of January 1, 1997                                             7,940
         Contracts purchased during Fiscal Year 1997                                                          4,268
         Contracts generated through internal sales during Fiscal Year 1997                                     618
         Contracts lost through net attrition*                                                                 (971)
                                                                                                            -------
         Number of customer contracts owned as of December 31, 1997                                          11,855
                                                                                                            =======

* For the definition of net attrition and a discussion of the primary reasons for attrition of customer accounts, see information under the caption "Overview" in Item 6 - Management's Discussion and Analysis or Plan of Operation, below.

         The 4,268 contracts purchased by the Company during Fiscal Year 1997 generated average MRR of approximately $28 per contract. The range of MRR for most contracts is between $12 per contract and $60 per contract, with the vast majority being between $12 and $35. Approximately 68% of the contracts purchased were residential contracts and approximately 32% were commercial contracts. Through the Mutual and Gator acquisitions ("Recent Developments", above) the Company acquired approximately 2,500 and 1,800 contracts, respectively. The average MRR for the Mutual contracts is approximately $125 per contract; the Gator contracts have an average MRR of approximately $18 per contract.

         The breakdown of the number of purchased contracts for Fiscal Year 1997 by MRR range is as follows:


                                               Number of Contracts Purchased
        Monthly Recurring                          During the Year Ended
          Revenue Range                              December 31, 1997

            $12 - $25                                      3,315

            $26 - $35                                        501

            $36 - $60                                        319


             Over $60                                        133
                                                           -----
                                                           4,268
                                                           =====

         The average attrition guarantee period, for which dealers must replace nonperforming contracts, is between 12 and 18 months from the date of purchase. The average purchase price holdback is 10%.

EQUIPMENT AND TECHNOLOGY

         In June 1997, the Company invested $150,000 to upgrade the hardware and software of its security monitoring system. These improvements included new Data General/Aviion machines based on Intel processors, positioning the Company for a transition to a Windows NT computing environment. This investment increased capacity and improved the productivity of operators and other administrative staff using the automation and accounting systems. The Company expects to upgrade its security monitoring system periodically as necessary to keep up with technological advances.

         The Company currently operates under the MAS 5.50.11 version, for its automation, service and billing system. The Company is one of the few companies in the United States to incorporate integrated MAS fax technology. This gives the Company the ability to automate numerous aspects of information that were previously processed manually. In addition, such technological advancements as the provision of alpha-numeric alarm indications and the use of security industry-specific software such as MASTrak and MASLink, give the Company's off-site locations the ability to process data efficiently with little or no human interaction.

         The Company's central monitoring system currently has the capacity to monitor up to approximately 250,000 subscribers with moderate upgrades to the storage and processor capacity of its existing hardware system. Moreover, the operating facility would require minimal physical changes to accommodate such a volume of accounts.

MARKETING

          A large portion of the Company's marketing activities have consisted of referrals and a limited amount of advertising. As mentioned above, the Company elected to become a First Alert Professional(TM) dealer to enhance its direct sales efforts. The direct sales staff was more than doubled in 1997 and additional increases are expected in fiscal year 1998. The Company intends to expand its direct sales organization not only in South Florida and New York, but in other major metropolitan markets of North and South America.

         The Company purchased customer accounts from 14 independent alarm companies and 14 dealers during Fiscal Year 1997. Such dealers and independent alarm companies are located throughout South Florida, Central Florida and the Tampa/Sarasota, Florida areas.

COMPETITION

         Competitive conditions vary within each segment of the security industry. The largest segment is composed of security system dealers. Most of these companies have fewer than twenty employees, average one hundred fifty to eight hundred fifty (150- 850) customer accounts, are usually under capitalized, are owner-managed and do not have their own central monitoring stations.

         According to a 1996 survey conducted by SDM Magazine (published in May
1997), the 100 largest companies in the security industry account for approximately twenty-five percent (25%) of the industry's total revenue. Therefore, the majority of the industry revenue is generated by smaller alarm service companies.

         The segment of the industry composed of central monitoring services is characterized by a small number of companies that provide both wholesale and retail monitoring. The barriers to entry in this segment are high due to the large investment required to equip and conform the facilities for UL approval. This segment is divided into national and regional firms. The smaller regional companies have difficulty competing with the larger national firms due to higher overhead, the inability to purchase service and equipment on volume discounts and, often, the lack of capital or financing to make acquisitions. However, the Company believes that large regional companies have a competitive advantage relative to large national companies because large national companies provide sales and/or leases, installations and service of security systems and provide central monitoring services, but typically provide only retail monitoring for security systems installed by them. They generally do not enter the wholesale market. In contrast, regional companies typically provide wholesale monitoring services to other regional and local alarm companies that are unable to supply the monitoring function for the security systems which they sell. (See "Wholesale Monitoring Program," above, for a discussion of the Company's Wholesale Monitoring Program.)

         There are a number of larger companies which may have significantly greater capital and resources than the Company. See "Market Overview and Trends," above, for a discussion of competition from large companies in other industries. The following chart reflects the size of the nine largest alarm companies. The information was obtained from the May 1997 issue of SDM MAGAZINE.

                                              1996 Revenue
Company                                      (in millions)              Number of Accounts
ADT Security                                          $994                       1,430,000
Security Link from Ameritech                          $250                         367,000
Wells Fargo Alarm Services                            $241                         166,800
Honeywell                                             $223                         200,000
Brinks Home Security                                  $156                         446,500
Westar Security, Inc. (1)                             $142                         425,000
Republic Security Services, Inc. (2)                  $100                         280,000
Protection One, Inc.                                  $ 74                         196,500
Westec Security                                       $ 68                          70,000
Guardian International, Inc.                          $  4                           8,000

(1) Westar Security, Inc. is a wholly-owned subsidiary of Protection One, Inc., a Delaware corporation, a majority-owned subsidiary of Western Resources, Inc. and owns 41.0% of the Company's outstanding Common Stock as of March 26, 1998.
(2) The assets of Republic Security Services, Inc were purchased by Ameritech in 1997.

GOVERNMENT REGULATION

         The Company's operations are subject to federal, state, county and municipal laws, regulations and licensing requirements. The Company's employees include four qualifiers for the low-voltage electrical contractor license as required by the State of Florida. In addition, the Company believes it holds all the licenses required to operate in the counties and municipalities in Florida in which it is presently providing services.

         Because the Company operates a central monitoring station and installs burglar and fire alarms, the State of Florida requires that the Company's employees directly involved in the monitoring of customers and provision of field repair services complete a certification program and that the Company maintain a license to conduct its monitoring business. The Company believes that it holds the necessary licenses to conduct its business and that it is in compliance with all licensing and regulatory requirements in each jurisdiction in which it operates.

         The Company relies on the use of telephone lines and radio frequencies to transmit signals and relay alarm calls. The cost and type of equipment that may be employed for telephone lines is regulated by the federal and state governments. The use and operation of radio frequencies is regulated by the Federal Communications Commission and the state public utilities commissions.

TRADEMARKS

         During fiscal year 1996, the Company filed applications with the United States Patent and Trademark Office ("Office") to register the mark Guardian International. In early 1998, the Company received notification from the Office that its application had not been accepted. The Company is currently conducting research on all of its tradenames, Guardian International, Inc., Gibraltar Security Alarm Services, Alarm Control, Inc., Mutual Central Alarm Services, Inc and Gator Telecom, Inc., to determine the feasibility of continuing to operate under separate trade names or consolidate into one name. No assurance can be given that the Company will be able to successfully enforce or protect its rights to its tradenames in the event that any of them is subject to third-party infringement.

EMPLOYEES

         At December 31, 1997, the Company employed 74 individuals, all of whom were full-time employees. Any future increase in the number of employees will depend upon growth of the Company's business.

         As of December 31, 1997, none of the Company's employees was represented by a labor union or covered by a collective bargaining agreement. The Company and management believe that the Company's relations with its employees are satisfactory.

RESEARCH AND DEVELOPMENT AND ENVIRONMENTAL ISSUES

         The Company does not conduct any research and development activity.

         The Company has the need to dispose of many batteries, which constitute environmentally sensitive waste. The used batteries are stored in the Company's warehouse until such time they are transported to a recycling center for disposal.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company leases its corporate headquarters from Guardian Investments, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company. (See
Item 12 - Certain Relationships and Related Transactions, below.) During 1997, the Company occupied 6,000 square feet of the building which houses the Company's central monitoring facility located at 3880 N. 28 Terrace, Hollywood, Florida 33020. The telephone number is (954) 926-5200. The lease will expire on December 31, 1999, but the Company has an option to renew for an additional five years under the same terms and conditions. The annual rental at year end was approximately $84,000, with annual increases not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from unaffiliated third parties.

         With the acquisition of Mutual, the Company became the assignee on a lease with Windbrook Realty. The assignment commenced February 1, 1998 and extends through December 31, 1999. The leased property is a 3,500 square foot building housing a central monitoring station, offices and warehouse facilities. The annual rent is approximately $88,000.

         With the acquisition of Gator, the Company executed a three year lease, commencing March 1, 1998, with Dan and Cindy Lawrence, former owners of Gator. The leased property is a 5,000 square foot building housing a central monitoring station, offices and warehouse facilities. The annual rental is approximately $50,000.

OWNERSHIP OF REAL ESTATE

         The Company does not own any real estate at this time.

ITEM 3.           LEGAL PROCEEDINGS

         The Company experiences routine litigation in the normal conduct of its business. The Company believes that any such pending litigation will not have, individually or in the aggregate, a material adverse effect on its respective business or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through proxy or otherwise, during Fiscal Year 1997. As set forth in the Company's Definitive Information Statement on Schedule 14C filed with the SEC on October 23, 1997 (the "Definitive Schedule 14C"), Richard, Harold, Sheilah and Rhonda Ginsburg (the "Ginsburgs"), who owned or controlled 51% of the outstanding shares of Common Stock as of that date, approved by written consent in November 1997, the filing of amendments to the Company's Certificate of Incorporation (i) to authorize the Company to issue Preferred Stock and (ii) to increase the number of authorized shares of Class B Nonvoting Common Stock, par value $.001 ("Class B Stock"), each share of which is convertible into one share of Class A Stock.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Common Stock has been publicly traded under the symbol "GIIS" since November 1996 through the National Quotation Bureau's National Daily Quotation Price Sheets. Prior to the merger of Guardian into the Company, the Common Stock (Everest Security common stock) was traded under the symbol EVST.

         To the best of the Company's knowledge, there are presently 12 market-makers. A public trading market for the Common Stock having the characteristics of depth, liquidity and orderliness, depends on the existence of market-makers as well as the presence of willing buyers and sellers. There can be no assurance that these market-makers will continue to make a market for the Common Stock. If the market-makers discontinue making a market for the Company, the Common Stock would possess virtually no liquidity.

         The following table sets forth the high and low bid information of the Common Stock for the fiscal periods indicated below, as reported by the National Quotation Bureau during such periods. The prices reflect inter-dealer prices without retail mark-up, mark-down, quotation, or commission. The figures do not necessarily represent actual transactions.

                                    High                      Low
         1996
         First Quarter              $3.56                     $3.00
         Second Quarter             $4.87                     $3.25
         Third Quarter              $5.00                     $4.13
         Fourth Quarter             $2.50                     $1.75

         1997
         First Quarter              $2.50                     $1.00
         Second Quarter             $1.25                     $0.63
         Third Quarter              $1.75                     $0.78
         Fourth Quarter             $2.50                     $1.47


         The Company is authorized to issue 30,000,000 shares of Preferred Stock, of which 3,475,000 shares are issued and outstanding as of March 26, 1998. The Company is presently authorized to issue 100,000,000 shares of Class A Stock, of which 11,080,441 shares are issued 11,073,441 are outstanding as of March 26, 1998. There are 127 holders of record of Class A Stock. The Company is authorized to issue 1,000,000 shares of Class B Stock, of which 634,035 shares are issued and outstanding as of March 26, 1998. Heller is the sole holder of record of Class B Stock.

         Pursuant to the terms of the agreement and plan of merger dated August 15, 1996 by and among the Company, Guardian and Guardian's principal shareholders (the "Merger Agreement"), the pre-merger Guardian shareholders were entitled to receive an additional 1,000,000 million shares of Common Stock if certain additional capital was not raised and deposited with the Company within 60 days of the closing date of the Merger (the "Outside Date"). The additional capital was not deposited on or prior to the Outside Date and, therefore, the pre-merger Guardian shareholders, which includes the Ginsburgs, received the pledged shares proportionately to their ownership in pre-merged Guardian. Subsequently, the principal shareholders distributed 500,000 of the pledged shares to other shareholders of the Company.

         In connection with the merger of Guardian into the Company, Heller received 484,035 shares of Class B Stock in exchange for certain capital appreciation rights with respect to the common stock of pre-merger

Guardian held by Heller. In addition, pursuant to the terms of an agreement entered into among the pre-merger Guardian shareholders and Heller, as a result of the Company's failure to raise the additional equity capital (see paragraph immediately above), the Company was required to issue 150,000 shares of Class B Stock to Heller. In order to fulfill this commitment, the Company's Articles of Incorporation were amended to authorize additional shares of Class B Stock which were issued to Heller in November 1997.

DIVIDENDS

         The Company has not declared any cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business. In addition to the self-imposed restriction on the payment of dividends resulting from the Company's own policies, the payment of dividends is currently restricted pursuant to the terms of the existing credit facility with Heller and is likely to remain subject to such restriction for the foreseeable future. For additional information regarding the Heller credit facility, see "Credit Facility," in Item 6 Management's Discussion and Analysis or Plan of Operation, below.

         The Company has not declared any cash dividends on its Series A Preferred Stock (the "Preferred Stock") and Series B Preferred Stock and does not anticipate paying cash dividends until required to do so two years after the Preferred Stock was issued. During the interim period, the Company will pay dividends in the form of additional shares of Preferred Stock. The payment of cash dividends is currently restricted pursuant to the terms of the existing credit facility with Heller (see Item 6 - Management's Discussion and Analysis or Plan of Operation "Credit Facility").

         Assuming the payment of dividends is not prohibited under the Renewed Credit Facility, defined below, the payment of any future dividends rests within the discretion of the Board, subject to the conditions then existing, including the Company's earnings, capital requirements, financial condition and other relevant factors.

TRANSFER AGENT

         The transfer agent for the Common Stock is Interwest Transfer Company, 1981 E. Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117.

RECENT SALES OF UNREGISTERED SECURITIES

         On June 7, 1995, the Company issued 20,000,000 shares of common stock for 100,000 shares of J.A. Industries, Inc. valued at $100,000. The shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act. The shares were issued in a private placement to International Treasury & Investments Ltd.

                                                                                                  AGGREGATE
                                                                    NUMBER OF                   CONSIDERATION
          PURCHASER                DATE OF PURCHASES              COMMON SHARES                     PAID



International Treasury                   6/7/95           20,000,000 (before the 1 for    $100,000 in J.A.
& Investments Ltd.                                        20 reverse split)               Industries stock

         On July 5, 1995, the Company issued 3,975,000 shares of Everest common stock to three individuals (or entities owned or controlled by such individuals) for par value. Two of the individuals were officers and directors of the Company. The issuance was exempt from registration in accordance with Rule 701 of the Securities Act. The shares were issued as compensation for services rendered or to be rendered.



                                                                                                  AGGREGATE
                                                                     NUMBER OF                  CONSIDERATION
           PURCHASER                 DATE OF PURCHASES             COMMON SHARES                    PAID

427968 B.C. Ltd. (1)                      7/5/95            1,325,000 (prior to 1:20               $1,325
                                                            reverse split)

Knight Financial Ltd. (2)                 7/5/95            1,325,000 (prior to the                $1,325
                                                            1:20 reverse split)

Steven A. Sanders                         7/5/95            1,325,000 (prior to the                $1,325
                                                            1:20 reverse split)

         In October 1995, the Company issued 500,000 shares of Everest common stock at $2.00 per share. The issuance was exempt from registration pursuant to Rule 504 of Regulation D promulgated under the Securities Act.
These shares were issued in a private placement to accredited investors.

                                                                                                   AGGREGATE
                                                                         NUMBER OF               CONSIDERATION
              PURCHASER                    DATE OF PURCHASES           COMMON SHARES                 PAID

427968 B.C. Ltd.                               10/13/95                   50,000                   $100,000

427968 B. C. Ltd.                              10/17/95                   10,000                    $20,000

Royal Bank of Scotland (3)                     10/30/95                  100,000                   $200,000

Anne Huber                                     10/31/95                   15,000                    $30,000

Rodney Adler                                   12/04/95                  100,000                   $200,000

Tiger Eye Investments
[Cayman] Ltd. (4)                              12/15/95                   75,000                   $150,000

International Treasury &
Investments Ltd. (5)                           12/15/95                   75,000                   $150,000

Langara Capital Foundation (6)                 12/15/95                   75,000                   $150,000

----------------------

(1)      427968 B.C. Ltd. is controlled by J.A. Michie.
(2)      Knight Financial Ltd. is controlled by Robert Knight.
(3) Royal Bank of Scotland purchased shares for clients of the bank, identities unknown.
(4)      Tiger Eye Investments (Cayman) Ltd. is owned by Campbell Nominees, Ltd.
(5)      International Treasury & Investments is owned by Warwyck Nominees,
         Ltd. and an affiliate of G.M. Capital Partners, Ltd.

(6) Langara Capital Foundation is owned by Lichtenstein Trust, administered by J.A. Michie.

         In November 1995, the Company issued 100,000 shares of Everest common stock at $0.01 per share to Frank Bauer in accordance with the terms of the purchase agreement of SDI. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

                                                                                                  AGGREGATE
                                                                    NUMBER OF                   CONSIDERATION
          PURCHASER                DATE OF PURCHASES              COMMON SHARES                     PAID

Frank Bauer                              11/95                       100,000                       $1,000

         On March 12, 1996, the Company issued 30,000 shares of Everest common stock to employees and directors of the Company as payment for their services. The issuance was exempt from registration under Section 4(2) of the Securities Act.

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

         On August 14, 1996, the Company issued a total of 1,000,000 shares of Everest common stock at $3.50 per share to the following institutions. The issuance was exempt from registration under Regulation S promulgated under the Securities Act.

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

         On October 4, 1996, pursuant to a Plan and Agreement of Merger between the Company (then known as Everest Security Systems Corporation) and Guardian International, Inc., a Florida corporation ("Guardian"), 3,226,902 shares of Common Stock were issued to the shareholders of Guardian in exchange for all of the outstanding shares of common stock of Guardian. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

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

         In connection with the acquisition of the assets of Alarm Controls Inc., the Company issued 50,000 shares of Common Stock to Terry Akins and 100,000 options to purchase 100,000 shares of Common Stock at a price of $2.50 per share, pursuant to the Option Agreement dated May 7, 1997.


                                                                     NUMBER OF
           PURCHASER                 DATE OF PURCHASES             COMMON SHARES


Terry Akins                               5/7/97                       50,000

         On October 21, 1997 and November 24, 1997, pursuant to a Stock Purchase Agreement between the Company and Westar Capital, Inc., dated as of October 14, 1997, the Company issued 2,500,000 shares of Common Stock to Westar Capital, Inc. and 1,875,000 shares of Series A Preferred Stock.

                                                                     NUMBER OF
           PURCHASER                 DATE OF PURCHASES             COMMON SHARES

Westar Capital, Inc.                     10/14/97                    2,500,000
Westar Capital, Inc.                     11/24/97                    1,875,000*

* On an as-converted basis. In February 1998, Westar increased its holdings in the Company with the purchase of 1,600,00 shares of Series B Preferred Stock at $2.50 per share, the proceeds of which were used to fund the Mutual acquisition. See Item 1 - Description of Business "Recent Developments" and Item 11 - Security Ownership of Certain Beneficial Owners and Management.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

         The majority of the Company's revenues is derived from recurring payments for the monitoring of security systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenues is derived from the sale and installation of security systems, servicing of such installed systems and from third party subcontract installation revenue. Monitoring and service revenues are recognized as the service is provided. Installation revenue is recognized when the required work is completed. All direct installation costs, which include equipment, labor and installation overhead and selling and marketing costs are generally expensed in the period when incurred. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment is capitalized to property and equipment and amortized over seven years.

         Alarm monitoring revenues generate a significantly higher gross margin than do the other services provided by the Company. During Fiscal Year 1997, installation and service revenues generated only negligible gross margins. Management believes, however, that such installation and service activity is necessary for the generation and retention of alarm monitoring subscribers.

         All direct external costs associated with purchases of subscriber accounts (primarily through the Independent Alarm Acquisition Program and Dealer Program, discussed in Item 1 - Description of Business) are capitalized and amortized over 10 years on a straight-line basis. In contrast, the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's internal sales force are generally expensed in the period in which incurred. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment is capitalized to property and equipment and amortized over seven years. To date, the Company has not had a large internal sales force and the number of subscriber accounts generated internally during Fiscal Year 1997 was not material. In the future, if the Company expands its internal sales operations, as anticipated, the accounting treatment for such internally generated revenues would result in higher operating expenses in the period such revenues are generated, but lower amortization expenses as a percentage of revenues.


         The Company loses customers from time to time for various reasons, including, primarily, the following: (i) the customer moves from the service location; (ii) the customer dies; (iii) a business or commercial accounts closes or goes out of business; (iv) a building or home is destroyed; and (v) the customer can no longer afford to pay for service(ivii) a customer is dissatisfied with the Company's level of service. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and the resulting decreased monitoring revenue. Net attrition for a given period of time is defined as the number of accounts disconnecting service during the period in question, net of any replacement of such subscriber by means of Dealer or independent company replacement during the guarantee period, or by other account replacement methods employed by the Company. These methods might include, for example, the solicitation of monitoring contracts from new occupants (if attrition is attributable to customer relocation). Net subscriber attrition of the Company's own customers during fiscal years 1997 and 1996 was less than 10%.

         The Company has developed an in-house program for identifying and decreasing account attrition that includes the following: (1) the identification of possible lost accounts via a daily test; (2) false alarm fines, tracking and cause identification; (3) early account delinquent procedures; (4) quality customer service; (5) control lockout; (6) early identification of new tenants/residences in homes with alarms installed by the Company; and (7) aggressive problem solving by management. These procedures identify possible account attrition at various stages and attempt to prevent lost accounts or replace lost accounts by quick and efficient intervention.

         Amounts paid to independent alarm companies and Dealers are capitalized and amortized over ten years. If a customer signed on by an independent alarm company or Dealer is lost and not replaced, the unamortized contract amount is written off. Such write-offs are included in amortization of customer contracts in the accompanying Statements of Operations.

         MRR represents the monthly recurring revenue the Company is entitled to receive under subscriber contracts in effect at the end of the period. Included in MRR and the number of subscribers are amounts associated with subscribers with past due balances. The Company maintains the policy and practice of expending every economically feasible effort to preserve the revenue stream associated with these contractual obligations. To this end, the Company actively works toward the collection of amounts owed and the retention of subscribers. In certain instances, this collection and evaluation period may exceed six months. When, in the judgment of the Company's collection personnel, all reasonable efforts have been made to collect balances due and certain legal steps are taken to ensure proper cancellation of the relevant monitoring contract, nonpaying subscribers are disconnected from the Company's monitoring center and are included in the calculation of net subscriber and MRR attrition.

RESULTS OF OPERATIONS

         As discussed in various portions of this Annual Report, including Note 2 of the Notes to Consolidated Financial Statements of the Company set forth in
Item 7 herein, the Company is the surviving corporation of a merger of Guardian with the Company's predecessor, Everest Security, which was consummated on August 28, 1996. See Item 1- Description of Business "History," above. The transaction was a reverse acquisition for accounting purposes, with Guardian deemed to be the acquirer. The financial results for fiscal year 1996 include the consolidated balance sheet of the surviving entity as of December 31, 1996; the statement of operations and of cash flows include Guardian's figures for the entire twelve month period, but include SDI's figures only from the date of merger (August 28, 1996).

CONSOLIDATED STATEMENTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                         Year Ended December 31,
                                                          1997         1996
Revenues:
   Monitoring                                               67.1        74.2
   Installation and service                                 32.9        25.8
                                                           -----       -----
Total revenues                                             100.0       100.0

Operating expenses
   Monitoring                                               10.3        13.8
   Installation and service                                 29.4        25.6
   General and administrative                               44.2        40.1
                                                           -----       -----
                                                            83.9        79.5
                                                           -----       -----
Income before interest expense, amortization and
depreciation                                                16.1        20.5
                                                           -----       -----
Interest expense                                            17.8        15.5
Amortization of customer contracts                          21.0        16.0
Depreciation and amortization                                5.3         5.4
                                                           -----       -----
                                                            44.1        36.9
                                                           -----       -----
Net loss                                                   (28.0)      (16.4)
                                                           -----       -----

         Neither the Company nor the pre-merged Guardian International, Inc. (see Item 1 - Description of Business "History") has ever had any net income and has a history of consistent and sometimes significant net losses. Although no assurance can be given by the Company as to when or if the Company will realize net earnings, the Company anticipates that, based on its strategy of continued growth and customer account expansion and barring any unforeseen significant changes in the nature of its business or operations (including its method of financing customer account acquisitions through its existing and/or any renewed credit facility with Heller and the accounting for such acquisitions), it will continue to record net losses until such time as the Company's retail customer contract base totals approximately more than 20,000 contracts and it has significantly reduced its indebtedness. At December 31, 1997, the Company had approximately 11,900 retail customer contracts. A large increase in customers is necessary to achieve net earnings because a significant amount of interest expense and amortization costs are incurred in connection with account acquisitions. The Company believes that its existing credit facilities with Heller, in conjunction with additional equity financing to maintain prudent debt/equity levels, will provide sufficient capital availability for achieving a base of 20,000 customers. There can be no assurances, however, that the Company will achieve a base of 20,000 customers. For information regarding the Company's strategy for expanding its customer account base and the average terms of monitoring contracts, please refer to the information under the caption "Business Strategy" in Item 1 - Description of Business, above.

         EBITDA is another important factor in considering profitability. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net earnings and is indicative neither of the Company's operating performance nor of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses. The following table provides a calculation of EBITDA for fiscal years 1997 and 1996:

                                              For the Fiscal Year Ended
                                                     December 31,

                                                 1997                 1996

    Net loss                                   $(1,574,091)          $(590,348)
    Plus:
    Amortization of customer contracts           1,181,607             577,611
    Depreciation and amortization                  295,666             195,679
    Interest expense                             1,001,187             560,680
                                               -----------           ---------
    EBITDA *                                      $904,369            $743,622
                                               -----------           ---------

     * 1997 includes non-recurring costs of approximately $143,000 in connection with a proposed merger which was not consummated.

FISCAL 1997 COMPARED TO FISCAL 1996

         Total revenues for "Fiscal Year 1997" increased 55% to $5,624,790, from $3,620,990 for the fiscal year ended December 31, 1996 ("Fiscal Year 1996"). Monitoring revenues increased by 40% to $3,772,108 during Fiscal Year 1997, from $2,685,734 during Fiscal Year 1996. Installation and service revenues increased by 98% to $1,852,682 during Fiscal Year 1997, compared to $935,256 during Fiscal Year 1996. Total retail subscribers numbered approximately 11,900 at December 31, 1997, compared to approximately 7,900 at December 31, 1996, a net increase of approximately 51%. The increase in revenues and number of subscribers from Fiscal Year 1996 to Fiscal Year 1997 is primarily attributable to the Company's portfolio acquisition of Alarm Controls, Inc. (ACI) during the second quarter of Fiscal Year 1997, which added approximately 2,200 retail subscribers, the ongoing Independent Alarm Acquisition Program and Dealer Program and the continued addition of new accounts through the Company's internal sales force. Additionally, during Fiscal Year 1996 SDI provided approximately $520,000 in installation and service revenue subsequent to the merger of Guardian and Everest.

         Total operating expenses for Fiscal Year 1997 increased 70% to $6,197,694, from $3,650,658 during Fiscal Year 1996. Monitoring expenses increased 16% to $579,373 during Fiscal Year 1997, compared to $498,929 during Fiscal Year 1996. The increase in monitoring costs from Fiscal Year 1996 to Fiscal Year 1997 was a result of the significant increase in monitoring revenues and number of subscriber accounts (see previous paragraph). As a percentage of monitoring revenues, however, monitoring expenses decreased to 15% in Fiscal Year 1997, compared to 19% in Fiscal Year 1996. The decrease in monitoring expenses as a percentage of monitoring revenue is attributable to the Company's state-of-the-art monitoring facility, which currently is configured to monitor up to 250,000 subscribers. Though the ongoing costs of monitoring will increase as the number of subscriber accounts increase, such costs will not increase proportionately to the increase in MRR. The Company expects monitoring costs to continue to decrease as a percentage of monitoring revenue until such time as the central monitoring facility is at or near capacity. Installation and service costs for Fiscal Year 1997 increased by 78% to $1,653,003, compared to $926,319 during Fiscal Year 1996. Included in installation and service costs during Fiscal Year 1996 is approximately $398,000 incurred by SDI subsequent to the merger of Guardian and Everest. The increase in total installation and service costs from Fiscal Year 1996 to Fiscal Year 1997 was the result of a similar percentage increase in related revenues from Fiscal Year 1996 to Fiscal Year 1997 (see previous paragraph). As a percentage of installation and service revenue, such costs were 89% in Fiscal Year 1997, compared to 99% in Fiscal Year 1996. The Company does not now generate, nor does it anticipate generating in the future, any appreciable margins or profits from installation and service activity, but such activity is necessary to the generation and retention of alarm monitoring subscribers.

         Total gross profit, defined as total revenues less monitoring costs and installation and service costs, increased by 55% to $3,392,414 in Fiscal Year 1997, compared to $2,195,742 in Fiscal Year 1996. Gross profit from monitoring revenues increased by 46% to $3,192,735 in Fiscal Year 1997, compared to $2,186,805 in Fiscal Year 1996. Gross profit from installation and service activities increased 2,134% to $199,679 compared to $8,937 in Fiscal Year 1996. See the previous two paragraphs for a discussion of revenues and expenses of such monitoring and installation and service activity.

         General and administrative ("G&A") costs increased by 71% to $2,488,045 in Fiscal Year 1997, compared to $1,452,120 during Fiscal Year 1996. Included in G&A costs during Fiscal Year 1996 is approximately $246,000 incurred by SDI subsequent to the merger of Guardian and Everest. The increase in G&A costs from Fiscal Year 1996 to Fiscal Year 1997 is related primarily to the Company's growth in revenue, resulting in an increase in the Company's overhead cost structure. Additionally, there were certain nonrecurring costs of approximately $143,000 incurred in 1997 in connection with a proposed merger which was not consummated. Included in G&A is bad debt expense of $287,870 in Fiscal Year 1997, compared to $124,015 in Fiscal Year 1996. As a percentage of total revenues, bad debt expense was 5.1% in Fiscal Year 1997 compared to 3.4% in Fiscal Year 1996. The increased bad debt expense during Fiscal Year 1997 over Fiscal Year 1996 resulted from increases in revenues and a stricter reserve policy. Along with the stricter reserve policy, deductions against the bad debt reserve increased as a result of the policy permitting a shorter period for collection efforts. As a percentage of total revenues, G&A increased to 44% in Fiscal Year 1997 compared to 40% in Fiscal Year 1996. As with monitoring costs, discussed above, the Company does not anticipate a proportionate increase in G&A as a percentage of revenues as subscriber revenue increases in the future.

         Amortization of customer contracts increased 105% to $1,181,607 during Fiscal Year 1997, compared to $577,611 during Fiscal Year 1996. The increase in such costs from 1996 to 1997 resulted from the increase in the amount of capitalized customer contracts, which increased from a net balance of $5,124,449 at December 31, 1996 to $8,048,495 at December 31, 1997. Such costs are amortized over 10 years, unless a contract is canceled and not replaced by the corresponding independent alarm company or Dealer, or otherwise, in which case the remaining unamortized balance is written off (charged to amortization expense). Included in such amortization costs are $373,408 and $138,000 for Fiscal Year 1997 and Fiscal Year 1996, respectively, relating to customer attrition. See discussion in "Overview," above.

         Depreciation and amortization increased by 51% to $295,666 during Fiscal Year 1997, compared to $195,679 during Fiscal Year 1996. Such costs include (i) depreciation of property and equipment (the gross balance of which increased from approximately $785,000 at December 31, 1996 to approximately $1.2 million at December 31, 1997 as a result of the Company's continued expansion activities and the merger of Guardian and Everest, which resulted in additional property and equipment being acquired); (ii) the investment in new monitoring automation host computers; (iii) amortization of goodwill recorded in connection with the merger of Guardian and Everest (such gross amount totaling approximately $1.2 million which is being amortized over 10 years); and (vi) amortization of certain other intangible assets.

         Interest expense increased 79% to $1,001,187 during Fiscal Year 1997, compared to $560,680 during Fiscal Year 1996. The increase in interest expense was the result of additional debt incurred primarily in connection with the cost of acquiring subscriber accounts. The total number of retail subscriber accounts increased from approximately 7,900 as of December 31, 1996 to approximately 11,900 as of December 31, 1997. The majority of such subscriber acquisition costs, amounting to $4.2 million, were financed by Heller and by the proceeds of the investment in the Company's Preferred Stock by Westar. Total borrowings under the Heller Credit Facility decreased from approximately $5.0 million as of December 31, 1996 to approximately $753,000 million as of December 31, 1997. As of March 26, 1998, the Company had approximately $8.8 million of borrowings under the Heller Renewed Credit Facility, in connection with the acquisition of Mutual, discussed in Item 1 - Description of Business "Recent Developments".

         Net loss increased by 167% to $1,574,091 during Fiscal Year 1997, compared to $590,348 during Fiscal Year 1996. The increased net loss is attributable to increased amortization costs and increased interest expense, as discussed in the preceding paragraphs.

Credit Facility

         On November 16, 1994, Guardian, prior to its merger into the Company, entered into a $7,000,000 Loan and Security Agreement with Heller primarily for the purpose of borrowing funds to acquire customer accounts (the "Credit Facility"). Borrowings under the Credit Facility bore interest at 3% to 4% above the prime rate and the Company was required to pay a funding fee of 1% of any amounts borrowed. The loan was collateralized by the Company's assets and secured by the personal guarantees of Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company. The Credit Facility had a maturity date of November 30, 1999.

         As discussed in Item 1 above, under the caption "Recent Developments," in May 1997, the Company renegotiated the Credit Facility (the "Renewed Credit Facility") with Heller to increase the maximum credit availability to $15 million. The Renewed Credit Facility was further amended in connection with the investment in the Company by Westar Capital to increase the availability, subject to various constraints including operating cash flow coverage and MRR levels, to $20,000,000.

         The Credit Facility and the Renewed Credit Facility included customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or other distributions to the Company's shareholders. At December 31, 1997 and 1996, the Company did not comply with certain conditions of the Credit Facility and the Renewed Credit Facility for which waivers were obtained from Heller. Specifically, at December 31, 1997, the Company exceeded the allowable annualized net attrition rate, had a debt service coverage ratio below the permissible level and had made a $12,000 loan outside the limits of the conditions (see Exhibit 10(m)). Borrowings under the Credit Facility amounted to $753,000 as of December 31, 1997. Borrowings under the Renewed Credit Facility amounted to approximately $8.8 million as of March 26, 1998 (see Item 1 - Description of Business "Recent Developments"). For information regarding Heller's ownership of Class B Stock see Item 5, above.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed in various portions of this Annual Report, the surviving Company is the result of a merger of the predecessor Guardian International, Inc. ("Guardian") with Everest, which occurred on August 28, 1996. Everest conducted a private placement in August 1996 under Regulation S promulgated under the Securities Act of 1,000,000 shares of common stock for $3.50 per share. Everest received proceeds of approximately $3.0 million, net of related costs of the private placement. Subsequent to the merger of Guardian and Everest, approximately $1.8 million was paid to Harold Ginsburg, a shareholder of Guardian, in repayment of certain loans to Guardian and as a return of capital and approximately $1.2 million remained within the Company for working capital purposes.

         During fiscal 1994, Guardian entered into the $7 million credit facility with Heller, with a maturity date of November 30, 1999. (See "Credit Facility," immediately above.) The Credit Facility was increased to $15 million in May 1997 under the terms of the Renewed Credit Facility and subsequently increased again to $20 million simultaneous with the investments by Westar Capital, Inc. The Renewed Credit Facility is used primarily for acquisitions of customer subscriber accounts. Borrowings under the Credit Facility amounted to $753,000 as of December 31, 1997. Borrowings under the Renewed Credit Facility amounted to approximately $8.8 million as of March 26, 1998, see Item 1 - Description of Business "Recent Developments". The Company's continued plan of growth, through acquisitions of subscriber accounts, is contingent upon its ability to borrow under the Heller Renewed Credit Facility.

         At December 31, 1997, the Company had a working capital deficit of $342,200 and a current ratio of .68 to 1, compared to working capital of $841,220 and current ratio of 2.1 to 1 at December 31, 1996. Net cash flow provided by operating activities during Fiscal Year 1997 and Fiscal Year 1996 was $427,540 and $212,647, respectively. The Company incurred a net loss of $1,574,091 during Fiscal Year 1997, compared to a net loss of $590,348 during Fiscal Year 1996; however, included in such losses was depreciation and amortization totaling approximately $1.5 million during Fiscal Year 1997, compared to approximately $773,000 during Fiscal Year 1996. Also included in net cash provided by operations during Fiscal Year 1997 was a cash outflow of approximately $258,000 related to an increase in accounts receivable from Fiscal Year 1996 to Fiscal Year 1997. The increase in accounts receivable relates to the Company's overall increase in revenues (the Company's accounts receivable turnover ratio was 7.9 in Fiscal Year 1997, compared to a ratio of 8.1 in Fiscal Year 1996). Net cash used in investing activities was $4,397,264 during Fiscal Year 1997, comprised primarily of acquisition of customer accounts of approximately $4.2 million (such significant amount of acquisitions being consistent with the Company's continued growth strategy). Net cash used in investing activities was $358,790 in Fiscal Year 1996, comprised primarily of approximately $3.3 million of acquisition of customer accounts partially offset by approximately $3.2 million of cash received in the merger of Guardian and Everest (such amount constituting the net proceeds from the Regulation S common stock offering as described above). Net cash provided by financing activities was $3,026,176 in Fiscal Year 1997. The primary items were approximately $7.7 million of net proceeds from the Heller Renewed Credit Facility and proceeds of approximately $7.3 million, net of associated costs, from the issuance of the Series A Preferred Stock and Class A Stock, partially offset by approximately $11.9 million in repayments of long-term debt. Net cash provided by financing activities was $1,169,741 during Fiscal Year 1996. The primary items included in such financing activities during Fiscal Year 1996 were proceeds from Heller of approximately $5.1 million, less repayments of long-term debt under the Credit Facility of approximately $2.0 million, further offset by a payment to Harold Ginsburg, a former majority shareholder of Guardian (and presently a director, officer and principal shareholder of the Company) in repayment of loans to pre-merger Guardian and as a return of capital of approximately $1.8 million. For the various reasons specified, the Company's cash balance amounted to $94,313 at December 31, 1997, compared to $1,037,861 million at December 31, 1996.

         Total shareholder' equity was $9,016,226 as of December 31, 1997, compared to $3,115,590 as of December 31, 1996. The net increase of approximately $5.9 million consisted primarily of an increase of approximately $7.3 million relating to the issuance of the Series A Preferred Stock and Class A Stock and a decrease of approximately $1.6 million relating to the net loss incurred during Fiscal Year 1997.


         The Company does not currently have any significant commitments for capital outlays.

Year 2000 Compliance

         The Company has received assurance from Monitoring Automation Systems
(MAS) that, with the exception of an upgrade to be installed to our operating system during 1998, all applications in their software are Year 2000 compliant.

         The Year 2000 compliance status of no other supplier will materially affect the Company's business.

         The Company believes that any costs incurred in connection with the Year 2000 compliance will not have a material adverse effect.

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

ITEM 7. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Guardian International, Inc.:

We have audited the accompanying consolidated balance sheets of Guardian International, Inc. and subsidiary ("the Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian International, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Miami, Florida,
  March 5, 1998.


                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                                        1997             1996
                                     Assets
Current Assets:
   Cash and cash equivalents                                                       $       94,313       $1,037,861
   Accounts receivable, net of allowance for doubtful accounts of
     $198,848 and $166,315  in 1997 and 1996, respectively                                539,512          569,180
   Other                                                                                  121,223           20,736
                                                                                   --------------       ----------
       Total Current Assets                                                               755,048        1,627,777
                                                                                   --------------       ----------

Property and Equipment, net                                                               729,058          484,859
Customer Accounts, net                                                                  8,048,495        5,124,449
Intangible Assets, net                                                                  1,514,951        1,718,377
Deposits and Other Assets                                                                  27,506           26,517
                                                                                   --------------       ----------
         Total Assets                                                                 $11,075,058       $8,981,979
                                                                                   --------------       ----------

                      Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                                           $      781,879     $    578,592
   Unearned revenue                                                                       242,168          123,961
   Current portion of long term obligations                                                73,201           84,004
                                                                                   --------------       ----------
       Total Current Liabilities                                                        1,097,248          786,557
                                                                                   --------------       ----------

Long Term Obligations, less current portion                                               961,584        5,079,832

Shareholders' Equity:
   Preferred stock, $.001 par value, 30,000,000 shares authorized; and
     1,894,033 and 0 shares issued and outstanding in 1997 and 1996,
     respectively                                                                           1,894                -
   Class A voting common stock, $.001 par value, 100,000,000 shares authorized; 9,003,804 and 6,453,804 shares issued; and 8,996,804
     and 6,453,804 shares outstanding in 1997 and 1996, respectively                        9,004            6,454
   Class B non-voting common stock, $.001 par value, 1,000,000 shares authorized; and 634,035 and 484,035 issued and outstanding in 1997
     and 1996, respectively                                                                   634              484
   Additional paid-in capital                                                          12,091,050        4,777,772
   Accumulated deficit                                                                 (3,079,918)      (1,467,762)
   Treasury shares                                                                         (6,438)               -
   Notes receivable from sale of stock                                                          -         (201,358)
                                                                                   --------------       ----------
                                                                                        9,016,226        3,115,590
                                                                                   --------------       ----------
         Total Liabilities and Shareholders' Equity                                   $11,075,058       $8,981,979
                                                                                   --------------       ----------

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                               For the Year Ended December 31,
                                                  1997             1996
Revenues:
     Monitoring                                 $3,772,108        $2,685,734
     Installation and service                    1,852,682           935,256
                                                ----------        ----------
          Total Revenues                         5,624,790         3,620,990
                                                ----------        ----------

Operating Expenses:
     Monitoring                                    579,373           498,929
     Installation and service                    1,653,003           926,319
     General and administrative                  2,488,045         1,452,120
     Amortization of customer contracts          1,181,607           577,611
     Depreciation and amortization                 295,666           195,679
                                                ----------        ----------
          Total Operating Expenses               6,197,694         3,650,658
                                                ----------        ----------

          Loss From Operations                    (572,904)          (29,668)

Interest Expense                                 1,001,187           560,680
                                                ----------        ----------

         Net Loss                              $(1,574,091)        $(590,348)
                                                ----------        ----------

Average Common Shares Outstanding                7,510,549         4,497,771
                                                ----------        ----------

Loss Per Common Share                       $        (0.21)    $       (0.13)
                                                ----------        ----------

           The accompanying notes to consolidated financial statements are an integral part of these statements.



                          GUARDIAN INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                        PREFERRED        COMMON STOCK         COMMON       ADDITIONAL
                                          STOCK             CLASS A            STOCK         PAID-IN        ACCUMULATED
                                         SERIES A     SHARES      AMOUNT      CLASS B        CAPITAL          DEFICIT

Balance, January 1, 1996                $             3,226,902     $3,227     $      -       $1,060,903        $(877,414)
                                                 -

   Issuance of stock in connection
     with Everest acquisition                    -    3,226,902      3,227            -        4,962,429                -
   Distribution to shareholder                   -            -          -            -       (1,667,838)               -
   Issuance of 484,035 shares of
     stock to financial institution              -            -          -          484          422,278                -
   Net loss for period                           -            -          -            -                -         (590,348)
                                        ----------    ---------     ------     --------       ----------       ----------

Balance, December 31, 1996                       -    6,453,804      6,454          484        4,777,772       (1,467,762)

   Purchase of treasury shares                   -       (7,000)         -            -                -                -
   Write-off of notes receivable from
     sale of stock                               -            -          -            -         (201,358)               -
   Issuance of Class A voting common
     stock in connection with
     acquisition                                 -       50,000         50            -           38,950                -
   Issuance of 150,000 shares of
     stock to financial institution              -            -          -          150          130,350                -
   Sale of 1,875,000 Series A
     preferred stock at $2.00 per
     share and Class A voting
     common stock at $1.50 per
     share, net of issuance costs of
     $188,335                                1,875    2,500,000      2,500            -        7,307,290                -
   Dividend on Series A preferred
     stock of 19,033 shares                     19            -          -            -           38,046          (38,065)
   Net loss for period                           -            -          -            -                -       (1,574,091)
                                        ----------    ---------     ------     --------       ----------       ----------

Balance, December 31, 1997                  $1,894    8,996,804     $9,004         $634      $12,091,050      $(3,079,918)
                                        ==========    =========     ======     ========       ==========       ==========

                                                     NOTES RECEIVABLE
                                        TREASURY           FROM
                                         SHARES       SALE OF STOCK        TOTAL

Balance, January 1, 1996                $        -     $             -      $186,716


   Issuance of stock in connection
     with Everest acquisition                    -            (201,358)    4,764,298
   Distribution to shareholder                   -                   -    (1,667,838)
   Issuance of 484,035 shares of
     stock to financial institution              -                   -       422,762
   Net loss for period                           -                   -      (590,348)
                                        ----------     ---------------    ----------

Balance, December 31, 1996                       -            (201,358)    3,115,590

   Purchase of treasury shares              (6,438)                  -        (6,438)
   Write-off of notes receivable from
     sale of stock                               -             201,358             -
   Issuance of Class A voting common
     stock in connection with
     acquisition                                 -                   -        39,000
   Issuance of 150,000 shares of
     stock to financial institution              -                   -       130,500
   Sale of 1,875,000 Series A
     preferred stock at $2.00 per
     share and Class A voting
     common stock at $1.50 per
     share, net of issuance costs of
     $188,335                                    -                   -     7,311,665
   Dividend on Series A preferred
     stock of 19,033 shares                      -                   -             -
   Net loss for period                           -                   -    (1,574,091)
                                        ----------     ---------------    ----------

Balance, December 31, 1997                 $(6,438)     $            -    $9,016,226
                                        ==========     ===============    ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.


                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                        1997              1996
Cash Flows From Operating Activities:

   Net Loss                                                                            $(1,574,091)      $  (590,348)

   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                                       295,666           195,679
       Amortization of customer accounts                                                 1,181,607           577,611
       Amortization of deferred financing costs                                            323,210            14,092
       Provision for doubtful accounts                                                     287,870           124,015

   Changes in assets and liabilities:
       Accounts receivable                                                                (258,202)         (349,874)
       Intangibles and other assets                                                       (248,043)           57,327
       Accounts payable and accrued liabilities                                            301,316           121,064
       Unearned revenue                                                                    118,207            63,081
                                                                                       -----------       -----------
         Net Cash Provided By Operating Activities                                         427,540           212,647
                                                                                       -----------       -----------

Cash Flows From Investing Activities:

   Purchase of fixed assets                                                               (215,712)         (237,731)
   Acquisition of customer accounts                                                     (4,181,552)       (3,274,389)
   Cash acquired in acquisition                                                                  -         3,153,330
                                                                                       -----------       -----------
         Net Cash Used In Investing Activities                                          (4,397,264)         (358,790)
                                                                                       -----------       -----------
Cash Flows From Financing Activities:

   Payments of long term obligations                                                   (11,938,404)       (2,022,467)
   Proceeds from line of credit                                                          7,659,353         5,054,690
   Payment of shareholder loans                                                                  -          (194,644)
   Distribution to shareholder                                                                   -        (1,667,838)
   Proceeds from sale of preferred stock, net                                            7,311,665                 -
   Purchase of treasury shares                                                              (6,438)                -
                                                                                       -----------       -----------
         Net Cash Provided By Financing Activities                                       3,026,176         1,169,741
                                                                                       -----------       -----------

         Net Change In Cash and Cash Equivalents                                          (943,548)        1,023,598

Cash and Cash Equivalents, beginning of period                                           1,037,861            14,263
                                                                                       -----------       -----------

Cash and Cash Equivalents, end of period                                              $     94,313        $1,037,861
                                                                                       -----------       -----------

                                                    (CONTINUED)

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                    (CONTINUED)
                                                                                        1997              1996

Noncash Investing and Financing Activities:

   Financed acquisition of property                                                       $150,000      $    100,537
                                                                                          --------      ------------
   Issuance of Class B common stock                                                       $130,500      $    422,761
                                                                                          --------      ------------
   Issuance of Class A common stock in acquisition of:
     Vehicles                                                                            $  16,870      $          -
                                                                                          --------      ------------
     Customer contracts                                                                  $  22,130      $          -
                                                                                          --------      ------------
   Write off of notes from sale of stock                                                  $201,358      $          -
                                                                                          --------      ------------
   Contract holdbacks applied against accounts written off                               $  98,029      $          -
                                                                                          --------      ------------
   Dividend on Preferred Stock                                                           $  38,065      $          -
                                                                                          --------      ------------

   Value of Everest net assets acquired :
     Subscriber accounts acquired                                                        $       -      $    352,000
     Goodwill                                                                            $       -      $  1,223,000
     Other assets                                                                        $       -      $    332,743
     Purchase price and assumed liabilities                                              $       -      $ (1,870,032)

Supplemental Disclosures:

   Interest paid                                                                         $ 698,833      $    540,933
                                                                                          --------      ------------
   Income taxes paid                                                                     $       -      $          -
                                                                                          --------      ------------

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION
     The consolidated financial statements include the accounts of Guardian International, Inc. ("Guardian") and its wholly owned subsidiary, collectively the Company ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     DESCRIPTION OF BUSINESS
     The Company operates a central monitoring alarm station and sells and installs alarm systems for residential and commercial customers in the United States (its primary market).

     REVENUE RECOGNITION
     Revenues are recognized when installation of security alarm systems has been performed and when monitoring services are provided. Customers are billed for monitoring services primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Unearned revenues result from billings in advance of performance of monitoring. Costs of providing installations, including inventory, are charged to income in the period when the installation occurs, except in cases where the Company maintains ownership of the equipment installed, in which case the Company capitalizes the cost of the equipment to property and equipment and depreciates the amount over a seven year period. Losses on contracts for which future costs are anticipated to exceed revenues are recognized in the period in which such losses are identified. Contracts for monitoring services are generally for an initial non-cancelable term of five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

     CASH AND CASH EQUIVALENTS
     All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are considered cash equivalents.

     CUSTOMER ACCOUNTS AND INTANGIBLE ASSETS
     Customer accounts acquired from alarm dealers are reflected at cost. The cost of acquired accounts is based on the estimated fair value at the date of acquisition and included in "Customer Accounts, net" in the accompanying consolidated balance sheets. Costs applicable to internally generated customer accounts are expensed as incurred. Customer accounts that are capitalized are amortized on a straight-line basis over a 10 year period. It is the Company's policy to perform monthly evaluations of acquired customer account attrition and, if necessary, adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts. Because expected cash flows have exceeded the unamortized cost of customer accounts the Company has not recorded an impairment loss.

     Intangible assets are recorded at cost and amortized over their estimated useful lives. The carrying value of intangible assets is periodically reviewed and impairments are recognized when expected operating cash flows derived from such intangibles is less than their carrying value.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation of property and equipment is provided on the straight-line method. The estimated useful lives for property and equipment range from five to seven years, and the estimated useful lives for leasehold improvements (see Note 8) is approximately thirty years.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accrued payroll, and other accrued liabilities approximate fair value because of their short term maturities.

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

     The Company has established deferred tax assets and liabilities for temporary differences between financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

     LOSS PER COMMON SHARE
     The Company adopted SFAS No. 128 "Earnings Per Share", in December 1997. Basic loss per common share is computed by dividing net loss attributable to common shareholders (net loss of $1,574,091 plus the preferred dividends of $38,065) by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the convertible preferred stock is converted into Class A voting common stock and the stock options to purchase shares of Class A voting common stock (see Note 11) are exercised, is not presented because the effect would be anti-dilutive for both 1997 and 1996. The Company's reported loss per share for 1996 has been restated to comply with the requirements of SFAS No. 128; however, there was no change to the amount previously reported. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:

                                         Weighted Average Shares
                                        Outstanding for the Year
                                           Ended December 31,
                                           1997           1996

       Class A common stock                7,008,842      4,332,005

       Class B common stock                  501,707        165,766
                                           ---------      ---------
                                           7,510,549      4,497,771
                                           =========      =========

     USE OF ESTIMATES
     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     In connection with the acquisition, the Company issued during 1996, 484,035 shares of Class B non-voting common stock to a financial institution for cancellation of their existing Capital Appreciation Rights, as defined in the loan agreement. Also, in accordance with the terms of an agreement the financial institution was issued during 1997, an additional 150,000 shares of Class B non-voting common stock. The shares were valued at $0.87 per share ($422,762 and $130,500 in the aggregate, respectively), capitalized as a cost of the acquisition of Everest and are being amortized over the remaining life of the debt expiring in May 1999 (see Note 7).

     In May 1997, the Company purchased customer accounts and contracts from a private alarm company for $2,200,000 in cash, 50,000 shares of Class A voting common stock valued at $0.78 per share, the market price of the Company's common stock on the date of the transaction ($39,000 in the aggregate), and an option to the Seller to purchase 100,000 additional shares of Class A voting common stock at $2.50 per share (see Note 11).

     Subsequent to year end in February 1998, the Company acquired all of the outstanding common stock of a private alarm company, for approximately $10,000,000 in cash and 1,981,700 shares of restricted Class A voting common stock, valued at $3.25 per share ($6,440,525 in the aggregate). The cash portion of the transaction was funded through the Company's credit facility (approximately $6,250,000) and the sale of 1,600,000 shares of 10 1/2% convertible, cumulative preferred stock for $4,000,000. The transaction will be accounted for under the purchase method of accounting. The fair value of the net assets acquired is approximately $15,530,000, not including net cash and cash equivalents. The acquisition agreement also contains a provision whereby a net working capital surplus (as defined) will be distributed to the former owners within forty-five days of the closing date. The excess of the cost over the fair value of the net assets acquired, approximately $1,119,000, will be amortized on a straight-line basis over 10 years. The pro forma balance sheet is based on initial estimates, as the Company has not yet finalized its purchase price allocation. The effects resulting from the finalization of the purchase price allocation is not expected to have a material effect on the financial statements.

     Unaudited pro forma balance sheet at December 31, 1997 giving effect to the February 1998 acquisition as of January 1, 1997 is reflected below.

                                                              UNAUDITED
                                                            December 31,
                                                                1997

       Cash and cash equivalents                             $  1,805,197
       Other current assets                                     2,185,506
       Property and equipment, net                                827,861
       Customer accounts, net                                  21,177,331
       Intangibles, net                                         2,521,862
       Other assets                                               187,804
                                                              -----------
         Total assets                                         $28,705,561
                                                              -----------

       Current liabilities                                  $   2,977,865
       Long term obligations                                    7,836,584
       Shareholders' equity                                    17,891,112
                                                              -----------
         Total liabilities and shareholders' equity           $28,705,561
                                                              -----------

     Unaudited pro forma results of operations giving effect to the acquisitions as of January 1, 1997 and 1996 are reflected below.
                                                           UNAUDITED
                                                      For the Years Ended
                                                          December 31,
                                                     1997             1996

       Revenues, net                                $11,029,936      $9,305,514
       Net loss applicable to common shares         $ 3,042,876      $2,385,709
       Loss per common share                        $      0.32      $     0.29
       Average common shares outstanding              9,624,577       8,357,109

     Pro forma net loss per share is computed by dividing the pro forma net loss by the pro forma average number of common shares outstanding during the periods.

     Pro forma average number of common shares outstanding represents the number of shares of common stock outstanding after giving retroactive effect to the 1,981,700 and 3,226,902 shares issued in connection with the acquisitions.

     The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place on January 1 of the years presented, or of results, which may occur in the future.

3.   CUSTOMER ACCOUNTS

     The following is an analysis of the changes in acquired customer accounts for the years ended December 31, 1997 and 1996.

                                                   1997            1996
       Balance, beginning of year                 $5,124,449      $2,075,671
         Purchase of customer accounts             4,203,682       3,274,389
         Customer accounts acquired in merger              -         352,000
         Charges against contract holdbacks          (98,029)              -
         Amortization of customer accounts        (1,181,607)       (577,611)
                                                  ----------      ----------
       Balance, end of year                       $8,048,495      $5,124,449
                                                  ----------      ----------

     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company withheld $292,297 and $92,949 at December 31, 1997 and 1996, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the consolidated balance sheets (see Note 6).


4.   PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following at December 31, 1997 and 1996:

                                                        1997         1996
       Property and equipment, at cost:
         Station equipment                             $  673,381     $504,973
         Station equipment under capital lease            150,000            -
         Vehicles, furniture and office equipment         183,878      147,244
         Leasehold improvements                           157,585      133,025
                                                       ----------     --------
                                                        1,164,844      785,242
       Accumulated depreciation and amortization         (435,786)    (300,383)
                                                       ----------     --------
                                                        $ 729,058     $484,859
                                                       ----------     --------

5.   INTANGIBLE ASSETS

     Intangible assets, net, consist of the following at December 31, 1997 and 1996:

                                                        Amortization
                                                           Period             1997             1996
       Intangibles, at cost:
         Excess of acquisition cost over net
           assets acquired                                10 years           $1,223,000       $ 1,223,000
         Deferred financing costs                          3 years              695,686           422,761
         Covenant not to compete, organization
           costs and other                                 Various              203,187           215,429
                                                                             ----------       -----------
                                                                              2,121,873         1,861,190
       Less accumulated amortization                                           (606,922)         (142,813)
                                                                             ----------       -----------
                                                                             $1,514,951       $ 1,718,377
                                                                             ----------       -----------

     Excess of acquisition cost over net assets acquired was recorded as a result of the merger of Guardian and Everest as described in Note 2.

     Deferred financing costs were incurred as a result of issuing to a financial institution 634,035 shares of Class B non-voting common stock in connection with the merger of Guardian and Everest as described in Note 2. The Company has also accrued the cost of commitment fees and expenses incurred in connection with the refinancing of its credit facility (see
     Note 7). The amortization of such costs is charged to interest expense over the life of the related indebtedness.


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 1997 and 1996:

                                                  1997            1996
       Trade accounts payable                      $192,900         $357,219
       Contract holdbacks                           292,297           92,949
       Accrued commitment fee                        85,266                -
       Other                                        211,416          128,424
                                                   --------         --------
                                                   $781,879         $578,592
                                                   --------         --------

7.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following at December 31, 1997 and 1996:

                                                      1997          1996
       Credit facility with financial institution    $  752,898     $4,968,571
       Obligation for assets under capital lease        136,267              -
       Equipment notes payable and other                145,620        195,265
                                                      ---------      ---------
                                                      1,034,785      5,163,836
       Less current portion                             (73,201)       (84,004)
                                                      ---------      ---------
                                                       $961,584     $5,079,832
                                                      ---------      ---------

     During 1997, the Company entered into a lease agreement for central station equipment expiring in 2002, which specifies for annual and aggregate future minimum rentals of $38,700 and $170,925, respectively. The lease has been capitalized using an interest rate of approximately 10.51%. Amortization of the capitalized amount is included in depreciation expense.

     During 1997, the Company refinanced its existing credit facility with its lender (the "Renewed Credit Facility"). Under the Renewed Credit Facility, as amended and restated, the maximum credit facility available to the Company was increased from $7 million, available under the then existing agreement, to $20 million. Interest under the Renewed Credit Facility is based on the 90 day LIBOR plus an additional percentage varying from 4% to 5% (10.89% at December 31, 1997), depending on the Company's outstanding borrowings and Tangible Net Worth (as defined). Interest under the prior credit facility bore interest at prime plus 3% (8.50% at December 31, 1996). The Renewed Credit Facility expires in May 1999, and shall automatically renew from year to year thereafter unless terminated by either party. The credit facility is collateralized by substantially all of the Company's assets.

     On December 31, 1997 and 1996, the Company did not comply with certain conditions of the credit facility, primarily the debt service and the net worth ratio requirements for which waivers were obtained from the lender.

     Subsequent to year end and in connection with the February 1998 acquisition (see Note 2), the Company amended its credit facility with its lender ("the Amended Credit Facility"). Under the Amended Credit Facility, the term of the credit facility has been extended to May 31, 2001. Borrowings will bear interest at a Base Rate (defined as the Federal Reserve System's Prime
     Rate) plus one and three-quarters percent (1.75%) or, at the Company's election, the LIBOR rate plus three and one-half percent (3.50%). Availability under the Amended Credit Facility is subject to certain "Borrowing Base" limitations (as defined). The Amended Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders.

     Long term obligations mature as follows: $73,201 in 1998, $828,260 in 1999, $68,920 in 2000, $48,694 in 2001, and $15,710 in 2002.

8.   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     LEASED FACILITIES
     The Company leases its monitoring facilities from an affiliate which is owned by the principal shareholders of the Company at an annual rental of approximately $84,000 (plus annual increases not to exceed 3%) through December 31, 1999 with an option to renew for an additional 5 years under the same terms. Future minimum payments under operating and capital leases (see Note 7) are as follows:

                                                       Operating        Capital
       1998                                            $102,086        $ 38,700
       1999                                             104,528          38,700
       2000                                             103,020          38,700

       2001                                              97,335          38,700
       2002                                             100,256          16,125
       Thereafter                                       298,185               -
                                                       --------         -------
                                                       $805,410         170,925
                                                       --------         -------
       Less interest                                                    (34,658)
                                                                        -------
       Capital lease obligations reflected as current
         ($25,585) and non-current ($110,682) portions
         of long term obligations                                       $136,267
                                                                        --------
9.   INCOME TAXES

     At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $3,200,000, which begin to expire in 2010. The components of deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                              1997            1996
       Deferred tax (liabilities) assets
            Allowance for doubtful accounts - current                         $  77,551      $    64,863
            Difference in amortization of customer contracts                   (491,076)        (222,931)
            Net operating loss carryforwards                                  1,241,041          231,702
            Other                                                                39,325           54,925
                                                                              ---------      -----------
                                                                                866,841          128,559
              Less valuation allowance                                         (866,841)        (128,559)
                                                                              ---------      -----------
            Net deferred tax (liabilities) assets                             $       -      $         -
                                                                              =========      ===========

     Realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductible temporary differences generating the deferred tax assets. Net deferred tax assets have been fully reserved as their net realizability is not assured at the current time.


10.  SHAREHOLDERS' EQUITY

     COMMON AND PREFERRED STOCK
     In October and November 1997, the Company issued 2,500,000 shares of Class A common stock for $1.50 per share ($3,750,000 in the aggregate) and 1,875,000 newly authorized shares of 9 3/4% Convertible, Cumulative Preferred Stock for $2.00 per share ($3,750,000 in the aggregate). The proceeds of the $7,500,000 investment was used to reduce debt and for acquisitions. The Preferred Shares are convertible (at the option of the holder or any time after two years from the date of issuance if the common stock trades above $3.00 per share for 20 consecutive days) into shares of Class A voting common stock on a share for share basis and have a liquidation preference of $2.00 per share. Dividends, at 9 3/4% per annum, are payable quarterly at the Company's option in cash or additional Preferred Shares during the first two years after issuance and in cash thereafter. The January 1, 1998 dividends will be paid by the issuance of additional Preferred Shares (19,033 shares or $38,065 in the aggregate, representing the pro-rata dividend from November 25, 1997). All references to the number of Preferred Shares have been restated to reflect the effect of the stock dividend.

     The Company's Class B non-voting common shares are convertible into Class A voting common stock at any time at the holder's election.

     NOTES RECEIVABLE FROM SALE OF STOCK
     Prior to its merger with Guardian International, Inc. (see Note 2), Everest Security Systems Corporation issued, among other issuances of common stock, 485,000 shares of Common Stock at $2.00 per share. As consideration for 285,000 of the shares issued pursuant to such offering, Everest received notes with original balances totaling $570,000. As of the date of the merger of Guardian and Everest, the balances outstanding on the notes was $201,358. After exhaustive collection efforts by the Company subsequent to the merger, no further monies have been received, nor are any additional collections anticipated. In light of the above factors, during the quarter ended June 30, 1997 the Company wrote off the $201,358 as a direct reduction to additional paid-in capital.

11.  STOCK OPTIONS

     During 1997, the Company issued 300,000 stock options to purchase shares of common stock at exercise prices ranging from $1.95 to $2.50 per share to various employees. 200,000 of these options are exercisable on a pro rata basis over five years and the remaining are exercisable on January 1, 1998. Also, there were 184,720 options shares issued and outstanding preceding and subsequent to the merger with Everest (see Note 2). As of December 31, 1997 and 1996, 214,720 and 184,720 stock options were exercisable, respectively.

     The following is a summary of stock option activity for the years ended December 31, 1997 and 1996:

                                                                 WEIGHTED AVERAGE
                                                     OPTION       EXERCISE PRICE
                                                     SHARES                                  DATE OF EXPIRATION
       Outstanding at January 1, 1996                       -
         Granted                                            -
         Assumed in connection with merger            184,720      $2.05               December 31, 2000
         Expired                                            -
         Exercised                                          -
                                                      -------
       Outstanding at December 31, 1996               184,720      $2.05
         Granted                                      300,000      $2.13               100,000 options on January 1, 2002
                                                                                       200,000 options on October 21, 2007
         Expired                                      (10,000)     $3.00
         Exercised                                          -
                                                      -------
       Outstanding at December 31, 1997               474,720      $2.08
                                                      -------

     The Company has adopted Statement No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation", which requires the Company to either recognize expense for stock based awards based on the fair value on the date of grant or provide footnote disclosure regarding the impact of such charges. The Company continues to account for stock options pursuant to APB No. 25. Accordingly, the Company does not record compensation costs unless the market price exceeds the exercise price on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted, the pro forma net loss and net loss per common share would be as follows:

                                                                            UNAUDITED
                                                                 For the Year Ended December 31,
                                                                     1997             1996
       Net loss applicable to common shares:
          As reported for 1997 and previously reported pro
            forma for 1996                                          $1,612,156        $1,065,830
         Pro forma for SFAS No. 123                                 $1,758,116        $1,083,730

       Net loss per common share:
         As reported for 1997 and previously reported pro
            forma for 1996                                               $0.21     $        0.17
         Pro forma for SFAS No. 123                                      $0.23     $        0.17

     The value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected volatility approximating 157%, risk-free interest rate ranging from 6% to 7%, expected dividends of $0 and expected lives of 5 to 10 years.


12.  IMPLEMENTATION OF NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained income and additional capital in the shareholders' equity section of the balance sheet. SFAS 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also established standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal year 1998. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 130 and 131.


                          GUARDIAN INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                       BALANCE AT             CHARGED TO        CHARGED TO OTHER                     BALANCE AT
                                    BEGINNING OF YEAR     COST AND EXPENSES       ACCOUNTS (A)      DEDUCTIONS (B)   END OF YEAR

YEAR ENDED DECEMBER 31, 1997
Allowances deducted from assets for
  Doubtful accounts                          $166,315              $287,870         $         -         $(255,337)      $198,848
                                             --------              --------         -----------         ---------       --------

YEAR ENDED DECEMBER 31, 1996
Allowances deducted from assets for
  Doubtful accounts                           $15,000              $124,015         $    27,300         $       -       $166,315
                                             --------              --------         -----------         ---------       --------



     (A) Allowance of subsidiary acquired in merger.

     (B) Results from write-offs of accounts receivable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of December 31, 1997. A summary of the background and experience of each of these individuals is set forth following the table. Under the Company's bylaws, directors hold office for a period of one year, at which time the shareholders elect new directors. Further, under the Company's bylaws, directors hold office until their successors are elected and qualified.



NAME                          AGE
POSITION

Harold Ginsburg (1)            29                Chief Executive Officer, President, Director

Sheilah Ginsburg (1)           58                Secretary/Treasurer, Director

Harold Ginsburg (1)            65                Chairman of the Board of Directors

Darius G. Nevin                40                Vice President, Chief Financial Officer, Director

William Remington              68                Director

Terry E. Akins                 51                Chief Operating Officer, Vice President


(1) Richard Ginsburg is the son of Harold and Sheilah Ginsburg.

RICHARD GINSBURG

Mr. Ginsburg was a co-founder of Guardian. He received a Bachelor of Science degree in communications from the University of Miami. He subsequently acquired management skills at Guardsman Central Security Corporation where he was the Central Station Manager from 1987 to 1990. Mr. Ginsburg then became Operations Manager for the Alert Centre, another security alarm company, a position he filled from 1990 to 1992. From 1993 to the present, at Guardian, Mr. Ginsburg developed and implemented the Guardian Authorized Dealer Program, the Guardian acquisition strategy program and the development of Guardian's central monitoring station and related operations. Mr. Ginsburg has a working knowledge of numerous industry automation systems, including PICK, UNIX and off-site data base management programs commonly used within the alarm industry.

Mr. Richard Ginsburg does not hold directorships in any other reporting companies.

HAROLD GINSBURG

Mr. Harold Ginsburg was a co-founder and the President of Guardian from its inception in 1993 until August 15, 1996. Mr. Ginsburg is an acknowledged authority on electronic/computer technology security systems and has personally developed high-tech security systems for such companies as United Parcel Services, WendiCorp, Lufthansa and many other regional and national firms. Mr. Ginsburg also has served as a consultant to financial organizations and government agencies throughout Latin America and Europe. In addition to being regarded as an international consultant in the alarm service and monitoring industry, he is responsible for the start-up of several successful security companies, including Guardsman Security Corporation, which he owned and operated from 1983 to 1991, at which time Guardsman was sold to Alert Centre, now owned by ADT Security, Inc. In 1978, Mr. Ginsburg founded Gibraltar Central Security Corporation, which he partially owned and operated until 1982, at which time Gibraltar Central was sold to Security Centres of London, England.

Mr. Harold Ginsburg does not hold directorships in any other reporting companies.

SHEILAH GINSBURG

Mrs. Sheilah Ginsburg was a co-founder of Guardian. She is responsible for day-to-day accounting and administrative functions of the Company. Prior to her participation in the development of Guardian, Mrs. Ginsburg was the Vice President/Controller of Guardsman Central Security, a business similar to Guardian.

Mrs. Ginsburg does not hold directorships in any other reporting companies.

DARIUS G. NEVIN

Mr. Darius G. Nevin assumed the position of Chief Financial Officer of the Company in October 1997. For most of the ten years leading up to that time, Mr. Nevin served as Chief Financial Officer of Guard Technologies, Inc. (now Security Technologies Group, Inc.), a provider of electronic security systems and services to the commercial market. For the last three years, prior to joining the Company, Mr. Nevin also served as President of Guard Technologies, Inc. Before entering the security industry, Mr. Nevin was a junior partner of Madison Dearborn Partners, at that time the venture capital division of First Chicago Corp. Mr. Nevin holds an A.B. from Harvard University and an M.B.A. from the University of Chicago.

Mr. Nevin does not hold directorships in any other reporting companies.

WILLIAM REMINGTON

Mr. William Remington is a Canadian citizen and resident. For the past twenty-one years, Mr. Remington has been the Director General of the Town of Hampstead, Quebec, Canada. In addition, Mr. Remington has participated in the design and installation of central monitoring stations for alarm monitoring companies located in Montreal, Canada, Kingston, Jamaica, London, England and Florida.

Mr. Remington does not hold directorships in any other reporting companies.

TERRY E. AKINS

Mr. Terry E. Akins served as president of ACI, which he co-founded in 1970, between 1989 and May 1997. From 1970 to 1989, Mr. Akins served as Vice President of ACI. In addition, Mr. Akins has been active with local, state and national alarm associations, having served in 1989 as President of The Alarm Association of Florida, an association he co-founded in 1970. Mr. Akins received a Bachelor of Science from the Georgia Institute of Technology in 1969.

Mr. Akins does not hold directorships in any other reporting companies.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of Common Stock with the Securities and Exchange Commission. Based upon a review of these filings and written representations from the directors and executive officers, all required filings were timely made in 1997, except that Messrs. Richard Ginsburg and Darius G. Nevin each failed to report one transaction on a Form 4.

ITEM 10.      EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following sets forth certain information regarding the aggregate cash and other compensation paid to or earned by the Chief Executive Officer of the Company. No other executive officer earned salary and bonus in Fiscal Year 1997 in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION

       NAME AND PRINCIPAL POSITION           YEAR      SALARY (1)     OTHER(2)

Richard Ginsburg, President and              1997          $91,985    $10,800
CEO, Director                                1996           29,042     10,800

(1) Mr. Ginsburg's salary was increased in October 1997, with the execution of his employment agreement, see below. The 1996 compensation represents only the amounts paid between September 1, 1996, the date Mr. Ginsburg was elected Chief Executive Officer of the Company, and December 31, 1996. The annualized compensation for 1996 for Mr. Ginsburg was $90,000.
(2) Included in other annual compensation, in both 1997 and 1996, is approximately $600 per month for lease payments for the automobile used by Mr. Ginsburg and approximately $300 per month for health insurance premiums.


COMPENSATION OF DIRECTORS

Directors of the Company received no compensation to act in such capacity, during Fiscal Year 1997.

EMPLOYMENT AGREEMENTS

On October 14, 1997, the Company entered into an employment agreement for an initial three year term with Mr. Richard Ginsburg pursuant to which he serves as Chief Executive Officer of the Company. Under the terms of the agreement, Mr. Ginsburg receives an initial annual base salary of $100,000, which may be increased from time to time by the Board of Directors and will be eligible for annual bonuses also determined at the discretion of the Board. Also included was a grant of 100,000 options to purchase Guardian Common Stock at $1.95 per share, which vest 20% at the inception of the contract and 20% on each anniversary of employment until fully vested and expire in ten years.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCKHOLDINGS OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 26, 1998 by the executive officers and directors of the Company. The percentages shown include the Common Stock and the Preferred Stock, unless otherwise indicated.


                                                                                SHARES
                                                                             BENEFICIALLY           PERCENTAGE OF
NAME OF BENEFICIAL OWNER OF IDENTITY GROUP (1)                                  OWNED            OUTSTANDING SHARES

Richard Ginsburg(2)                                                                  649,246               4.1%

Harold Ginsburg(2)                                                                 1,003,533               6.4

Sheilah Ginsburg(2)                                                                  903,533               5.7

Other Directors and Officers, as a group (3)                                       3,272,910              20.8

(1) The address for each person listed in this table is c/o Guardian International, Inc., 3880 North 28 Terrace, Hollywood, Florida 33020-1118.

(2) Richard Ginsburg is the son of Harold and Sheilah Ginsburg. Harold and Sheilah and are husband and wife and each disclaims ownership of the other's shares.

(3)   Includes 100,000 shares issuable upon exercise of options held by Terry
      E. Akins.

     The following table sets forth certain information regarding each person known to the Company, other than the executive officers and directors of the Company (similar information regarding executive officers and directors is shown in the above table), who may be considered a beneficial owner of more than 5% of the outstanding shares of the Common Stock as of March 26, 1998. The percentages shown include both the Class A Stock and the Preferred Stock. The information below was obtained from Schedule 13D, Amendment No. 3, dated February 26, 1998, filed by Westar Capital, Inc. with the Securities and Exchange Commission.



                                                                       SHARES BENEFICIALLY          PERCENTAGE OF
NAME OF BENEFICIAL OWNER OF IDENTITY GROUP                                  OWNED (1)           OUTSTANDING SHARES (1)

Westar Capital, Inc.                                                                6,454,033            41.0%
818 Kansas Avenue
Topeka, KS  66612

Harold Ginsburg(2)                                                                  1,003,533            6.4

Sheilah Ginsburg(2)                                                                   903,533            5.7

(1) The Company issued to Westar Security, Inc. an additional 19,033 shares of Series A Preferred Stock as a stock dividend, which were not included in the
Schedule 13D referenced above.
(2) The address for each person listed in this table is c/o Guardian International, Inc., 3880 North 28 Terrace, Hollywood, Florida 33020-1118.
(3) Harold and Sheilah and are husband and wife and each disclaims ownership of the other's shares.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases its corporate headquarters from Guardian Investment, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company. During 1997, the Company occupied 6,000 square feet of the building which houses the Company's central monitoring station, located at 3880 N. 28 Terrace, Hollywood, Florida 33020. The telephone number is (954) 926-5200. The lease will expire on December 31, 1999, but the Company has an option to renew for an additional five years under the same terms and conditions. At December 31, 1997 the annual rental was approximately $84,000, with annual increases not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from unaffiliated third parties.

     For a discussion of certain Common Stock issuances and transfers to certain affiliates of the Company, see Item 5 - Market for Common Equity and Related Stockholder Matters.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K (SEE TABLE OF CONTENTS)

EXHIBITS

3(i) Articles of Incorporation dated October 30, 1986 incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

3(i)(a) Amendment to the Articles of Incorporation incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

3(i)(b) Amendment to the Articles of Incorporation incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

3(i)(c) Amendment to the Articles of Incorporation incorporated by reference to the Company's Form 10SB12G/A filed as of January 23, 1997

3(i)(d) Amendment to the Articles of Incorporation filed with the Secretary of the State of Nevada on November 24, 1997

3(ii) Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10QSB filed as of November 14, 1997

4(a) Specimen Stock Certificate incorporated by reference to the Company's Form 10SB12G as of June 18, 1996

4(b) Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Preferred Stock, filed in the Office of the Secretary of State of the State of Nevada on November 24, 1997 designating the first series of Preferred Stock of the Company as "Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share"

4(c) Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Preferred Stock, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on February 23, 1998 designating the second series of Preferred Stock of the Company as "Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share"

4(d) Amendment to Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on March 13, 1998.

4(e) Amendment to Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on March 13, 1998.

9 Lock-up Agreement dated August 15, 1996 among the Company, International Treasury and Investments, Ltd., Steven Sanders, Knight Financial Corporation and Frank Bauer incorporated by reference to Exhibit 9 of the Company's Annual Report on Form 10KSB40 filed as of March 31, 1997

10(a) Share Purchase Agreement dated October 9, 1995 between Security Device Installers, Inc. and Everest Security Systems Corporation incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

10(b) Amendment to October 9, 1995 Share Purchase Agreement incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

10(b)(1) Employment Agreement between Security Device Installers, Inc. and Frank Bauer incorporated by reference to the Company's Form 10SB12G/A filed January 23, 1997

10(d) Consulting Agreement between Harold Ginsburg and the Company incorporated by reference to the Company's Form 10SB12G/A filed January 23, 1997

10(e) Executive Employment Agreement between Richard Ginsburg and the Company incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10KSB filed as of March 31, 1997

10(f)        Employee Stock Option Agreement with G.M. Capital Partners, Ltd.
             incorporated by reference to the Company's Form 10SB12G/A filed January 23, 1997

10(g) Employee Stock Option Agreement with Frank Bauer incorporated by reference to Exhibit 10(f) to the Company's Form 10SB12G filed as of June 18, 1996

10(h) Loan and Security Agreement between Heller Financial, Inc. and Guardian International, Inc. and exhibits thereto incorporated by reference to the Company's Form 10SB12G/A filed January 23, 1997

10(i) Modification Agreement with Heller Financial, Inc. incorporated by reference to the Company's Form 10SB12G/A filed as of January 23, 1997

10(j) Amended and Restated Loan and Security Agreement with Heller Financial, Inc. dated as of February 23, 1998

10(k) Waiver letter from Heller Financial, Inc. dated March 11, 1997 incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-KSB filed March 31, 1997

10(l) Waiver letter from Heller Financial, Inc. dated March 26, 1997 incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-KSB filed March 31, 1997

10(m)        Waiver letter from Heller Financial, Inc. dated March 26, 1998

10(n) Plan and Agreement of Merger of Guardian International, Inc. with and into Everest Security Systems Corporation, incorporated by reference to Exhibit 2.1 AG of the Company's 8-K filed September 12, 1996

10(o) Stock Subscription Agreement dated as of October 14, 1997 incorporated by reference to Exhibit (1) to the Company's Form 8-K filed as of October 23, 1997

10(p) Registration Rights Agreement dated as of October 21, 1997 incorporated by reference to Exhibit (2) to the Company's Form 8-K filed as of October 23, 1997

10(q) Stockholders Agreement dated as of October 21, 1997 incorporated by reference to Exhibit (3) to the Company's Form 8-K filed as of October 23, 1997

10(r)        Employment Agreement with Harold Ginsburg effective as of October
             10, 1997

10(s)        Employment Agreement with Richard Ginsburg dated October 15, 1997

10(t)        Employment Agreement with Darius G. Nevin dated October 15, 1997

10(u) Stock Purchase Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(a) of the Company's Form 8-K filed as of March 10, 1998

10(v) Registration Rights Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(b) of the Company's Form 8-K filed as of March 10, 1998

10(w) Escrow and Pledge Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(c) of the Company's Form 8-K filed as of March 10, 1998

10(x) Employment Agreement with Joel A. Cohen dated as of February 1, 1998 incorporated by reference to Exhibit 10(d) of the Company's Form 8-K filed as of March 10, 1998

10(y) Employment Agreement with Raymond L. Adams dated as of February 1, 1998 incorporated by reference to Exhibit 10(e) of the Company's Form 8-K filed as of March 10, 1998

10(aa) Asset Purchase Agreement effective as of March 9, 1998 incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed as of March 24, 1998

10(bb) Warranty Bill of Sale dated as of March 5, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed as of March 24, 1998

10(cc) Assignment and Assumption Agreement dated as of March 5, 1998 incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed as of March 24, 1998

10(dd) Guaranty Agreement dated as of March 9, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed as of March 24, 1998

10(ee)       Escrow Agreement date March 9, 1998 incorporated by reference to
             Exhibit 10(e) to the Company's Form 8-K filed as of March 24, 1998

10(ff) Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to Exhibit 10(f) to the Company's Form 8-K filed as of March 24, 1998

10(gg)       Amendment to Registration Rights Agreement dated as of February 23,
             1998

10(hh)       Stock Subscription Agreement dated as of February 23, 1998

10(ii) Guardian International, Inc. Incentive Stock Option Plan incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

21           List of the Company's wholly-owned subsidiaries as of March 26 1998

27           Financial Data Schedule

REPORTS ON FORM 8-K

         On October 22, 1997 the Company filed a Form 8-K announcing the $7.5 million investment by Westar Capital, Inc., which resulted in a change in control of the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GUARDIAN INTERNATIONAL, INC.


                                    By:   /s/ RICHARD GINSBURG
                                          Richard Ginsburg
                                          President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                       DATE

/s/ HAROLD GINSBURG                 Chairman of the Board                       March 31, 1998
Harold Ginsburg


/s/ RICHARD GINSBURG                Director, President                          March 31, 1998
Richard Ginsburg                    and Chief Executive Officer
                                    (Principal Executive Officer)


/s/ SHEILAH GINSBURG                Director, Secretary and Treasurer           March 31, 1998
Sheilah Ginsburg


/s/ DARIUS G. NEVIN                 Director, Chief Financial Officer           March 31, 1998
Darius G. Nevin                     (Principal Financial and Principal
                                    Accounting Officer)


/s/ WILLIAM REMINGTON               Director                                    March 31, 1998
William Remington



                                INDEX TO EXHIBITS

                                                                                                            SEQUENTIALLY
EXHIBIT                                                                                                     NUMBERED
NUMBER            DESCRIPTION                                                                                 PAGE

3(i) Articles of Incorporation dated October 30, 1986 incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

3(i)(a) Amendment to the Articles of Incorporation incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

3(i)(b) Amendment to the Articles of Incorporation incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

3(i)(c)      Amendment to the Articles of Incorporation incorporated by reference to the Company's Form 10SB12G/A filed as of January 23,
             1997

3(i)(d) Amendment to the Articles of Incorporation filed with the Secretary of the State of Nevada on November 24, 1997

3(ii) Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10QSB filed as of November 14, 1997

4(a) Specimen Stock Certificate incorporated by reference to the Company's Form 10SB12G as of June 18, 1996

4(b)         Certificate of the Designations, Voting Power, Preferences and
             Relative, Participating, Optional and Other Special Rights and
             Qualifications, Limitations or Restrictions of Preferred Stock, filed in the Office of the Secretary of State of the State of Nevada on November 24, 1997 designating the first series of Preferred Stock of the Company as "Series A 9 3/4% Convertible
             Cumulative Preferred Stock, par value $.001 per share"

4(c)         Certificate of the Designations, Voting Power, Preferences and
             Relative, Participating, Optional and Other Special Rights and
             Qualifications, Limitations or Restrictions of Preferred Stock, of
             Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on February 23, 1998 designating the second series of Preferred Stock of the Company as "Series B 10
             1/2% Convertible Cumulative Preferred Stock, par value $.001 per share"

4(d)         Amendment to Certificate of the Designations, Voting Power,
             Preferences and Relative, Participating, Optional and Other Special
             Rights and Qualifications, Limitations or Restrictions of the Series A 9 3/4% Convertible Cumulative Preferred Stock, par value
             $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on March
             13, 1998.

4(e)         Amendment to Certificate of the Designations, Voting Power,
             Preferences and Relative, Participating, Optional and Other Special
             Rights and Qualifications, Limitations or Restrictions of the Series B 10 1/2% Convertible Cumulative Preferred Stock, par value
             $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on March
             13, 1998.

9            Lock-up Agreement dated August 15, 1996 among the Company,
             International Treasury and Investments, Ltd., Steven Sanders, Knight
             Financial Corporation and Frank Bauer incorporated by reference to
             Exhibit 9 of the Company's Annual Report on Form 10KSB40 filed as of
             March 31, 1997






10(a)        Share Purchase Agreement dated October 9, 1995 between Security
             Device Installers, Inc. and Everest Security Systems Corporation incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

10(b)        Amendment to October 9, 1995 Share Purchase Agreement incorporated by reference to the Company's Form 10SB12G filed as of June 18,
             1996

10(b)(1)     Employment Agreement between Security Device Installers, Inc. and
             Frank Bauer incorporated by reference to the Company's Form
             10SB12G/A filed January 23, 1997

10(d) Consulting Agreement between Harold Ginsburg and the Company incorporated by reference to the Company's Form 10SB12G/A filed
             January 23, 1997

10(e)        Executive Employment Agreement between Richard Ginsburg and the
             Company incorporated by reference to Exhibit 10(e) of the Company's
             Annual Report on Form 10KSB filed as of March 31, 1997

10(f)        Employee Stock Option Agreement with G.M. Capital Partners, Ltd.
             incorporated by reference to the Company's Form 10SB12G/A filed
             January 23, 1997

10(g) Employee Stock Option Agreement with Frank Bauer incorporated by reference to Exhibit 10(f) to the Company's Form 10SB12G filed as of June 18, 1996

10(h)        Loan and Security Agreement between Heller Financial, Inc. and
             Guardian International, Inc. and exhibits thereto incorporated by reference to the Company's Form 10SB12G/A filed January 23, 1997

10(i)        Modification Agreement with Heller Financial, Inc. incorporated by reference to the Company's Form 10SB12G/A filed as of January 23, 1997

10(j)        Amended and Restated Loan and Security Agreement with Heller
             Financial, Inc. dated as of  February 23, 1998

10(k) Waiver letter from Heller Financial, Inc. dated March 11, 1997 incorporated by reference to Exhibit 10(k) of the Company's Annual
             Report on Form 10-KSB filed March 31, 1997

10(l) Waiver letter from Heller Financial, Inc. dated March 26, 1997 incorporated by reference to Exhibit 10(l) of the Company's Annual
             Report on Form 10-KSB filed March 31, 1997

10(m)        Waiver letter from Heller Financial, Inc. dated March 26, 1998

10(n) Plan and Agreement of Merger of Guardian International, Inc. with and into Everest Security Systems Corporation, incorporated by reference to Exhibit 2.1 AG of the Company's 8-K filed September
             12, 1996

10(o) Stock Subscription Agreement dated as of October 14, 1997 incorporated by reference to Exhibit (1) to the Company's Form 8-K filed as of October 23, 1997

10(p) Registration Rights Agreement dated as of October 21, 1997 incorporated by reference to Exhibit (2) to the Company's Form 8-K filed as of October 23, 1997

10(q) Stockholders Agreement dated as of October 21, 1997 incorporated by reference to Exhibit (3) to the Company's Form 8-K filed as of October 23, 1997

10(r)        Employment Agreement with Harold Ginsburg effective as of October
             10, 1997


10(s)        Employment Agreement with Richard Ginsburg dated October 15, 1997

10(t)        Employment Agreement with Darius G. Nevin dated October 15, 1997

10(u) Stock Purchase Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(a) of the Company's Form
             8-K filed as of March 10, 1998

10(v) Registration Rights Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(b) of the Company's Form
             8-K filed as of March 10, 1998

10(w) Escrow and Pledge Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(c) of the Company's Form
             8-K filed as of March 10, 1998

10(x)        Employment Agreement with Joel A. Cohen dated as of February 1,
             1998 incorporated by reference to Exhibit 10(d) of the Company's
             Form 8-K filed as of March 10, 1998

10(y)        Employment Agreement with Raymond L. Adams dated as of February 1,
             1998 incorporated by reference to Exhibit 10(e) of the Company's
             Form 8-K filed as of March 10, 1998

10(aa) Asset Purchase Agreement effective as of March 9, 1998 incorporated by reference to Exhibit 10(a) to the Company's Form
             8-K filed as of March 24, 1998

10(bb) Warranty Bill of Sale dated as of March 5, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed as of March 24, 1998

10(cc) Assignment and Assumption Agreement dated as of March 5, 1998 incorporated by reference to Exhibit 10(c) to the Company's Form
             8-K filed as of March 24, 1998

10(dd) Guaranty Agreement dated as of March 9, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed as of March 24, 1998

10(ee)       Escrow Agreement date March 9, 1998 incorporated by reference to
             Exhibit 10(e) to the Company's Form 8-K filed as of March 24, 1998

10(ff) Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to Exhibit 10(f) to the Company's Form
             8-K filed as of March 24, 1998

10(gg)       Amendment to Registration Rights Agreement dated as of February 23,
             1998

10(hh)       Stock Subscription Agreement dated as of February 23, 1998

10(ii) Guardian International, Inc. Incentive Stock Option Plan incorporated by reference to the Company's Form 10SB12G filed as of June 18, 1996

21           List of the Company's wholly-owned subsidiaries as of March 26 1998

27           Financial Data Schedule


                                 EXHIBIT INDEX

3(i)(d) Amendment to the Articles of Incorporation filed with the Secretary of the State of Nevada on November 24, 1997

4(b) Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Preferred Stock, filed in the Office of the Secretary of State of the State of Nevada on November 24, 1997 designating the first series of Preferred Stock of the Company as "Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share"

4(c) Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Preferred Stock, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on February 23, 1998 designating the second series of Preferred Stock of the Company as "Series B
             10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share"

4(d) Amendment to Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on March 13, 1998.

4(e) Amendment to Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on March 13, 1998.

10(j) Amended and Restated Loan and Security Agreement with Heller Financial, Inc. dated as of February 23, 1998

10(m)        Waiver letter from Heller Financial, Inc. dated March 26, 1998

10(r)        Employment Agreement with Harold Ginsburg effective as of October
             10, 1997

10(s)        Employment Agreement with Richard Ginsburg dated October 15, 1997

10(t)        Employment Agreement with Darius G. Nevin dated October 15, 1997

10(gg)       Amendment to Registration Rights Agreement dated as of February 23,
             1998

10(hh)       Stock Subscription Agreement dated as of February 23, 1998

21           List of the Company's wholly-owned subsidiaries as of March 26 1998

27           Financial Data Schedule