Form 10QSB
period 1998-03-31
GUARDIAN INTERNATIONAL INC
filed 1998-05-14
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                           YES   X          NO _____

         As of May 14, 1998, there are 11,273,241 shares of Class A Voting Common Stock and 634,035 shares of Class B Nonvoting Common Stock of the issuer outstanding.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                           YES ____   NO  X____

                          GUARDIAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets
                As of March 31, 1998 and December 31, 1997                   1

              Consolidated Statements of Operations
                For the Three Month Periods Ended
                March 31, 1998 and 1997                                      2

              Consolidated Statements of Cash Flows
                For the Three Month Periods Ended
                March 31, 1998 and 1997                                      3

              Consolidated Statement of Changes in Stockholders' Equity
                 For the Three Month Period Ended March 31, 1998             4

              Notes to Consolidated Financial Statements                     5

Item 2.  Management's Discussion and Analysis                               10

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                          16

Item 6.  Exhibits and Reports on Form 8-K                                   17

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GUARDIAN INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
             (Dollar amounts in thousands, except for share amounts)

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                          1998             1997
                                                                                          ----             ----
                                                                                      (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                            $  740          $   94
     Accounts receivable, net of allowance for doubtful accounts of
       $301 and $199, respectively                                                         1,641             540
     Other                                                                                   529             121
                                                                                         -------         -------
          Total current assets                                                             2,910             755
                                                                                         -------         -------

Property and equipment, net                                                                1,156             729
Customer accounts, net                                                                    25,693           8,048
Goodwill and other intangible assets, net                                                  3,106           1,515
Deposits and other assets                                                                    135              28
                                                                                         -------         -------

           Total Assets                                                                  $33,000         $11,075
                                                                                         =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                            $     1,837        $    782
    Unearned revenue                                                                       4,413             242
    Current portion of long term obligations                                                  20              73
                                                                                         -------         -------
          Total current liabilities                                                        6,270           1,097
                                                                                         -------         -------

Long term obligations, less current portion                                                9,261             962

Shareholders' equity:
Preferred stock, $.001 par value, 30,000,000 shares authorized:
   Series  A  preferred   stock, 1,940,074 and 1,894,033 shares issued and
   outstanding, respectively                                                                   2               2
   Series B  preferred  stock, 1,617,030 and 0 shares issued and outstanding,
   respectively                                                                                2               -
Class A voting common stock, $.001 par value, 100,000,000 shares authorized,
   11,080,441 and 9,003,804 shares issued; and 11,073,441 and 8,996,804 shares
   outstanding, respectively                                                                  11               9
Class B non voting common stock, $.001 par value, 634,035 shares authorized,
   issued and outstanding, respectively                                                        1               1
Additional paid-in capital                                                                20,917          12,091
Accumulated deficit                                                                       (3,457)         (3,080)
Treasury shares, at cost                                                                      (7)             (7)
                                                                                         -------         -------
                                                                                          17,469           9,016
                                                                                         -------         -------
           Total Liabilities and Shareholders' Equity                                    $33,000         $11,075
                                                                                          ======          ======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
           (Dollar amounts in thousands, except for per share amounts)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                          ---------------
                                                                        1998           1997
                                                                        ----           ----
Revenues:
     Monitoring                                                        $1,727        $  813
     Installation and service                                             883           410
                                                                        -----         -----
          Total revenues                                                2,610         1,223
                                                                        -----         -----

Operating expenses:
     Monitoring                                                           357           152
     Installation and service                                             683           404
     General and administrative                                           853           400
     Amortization of customer contracts                                   601           194
     Depreciation and amortization                                        123            78
                                                                        -----         -----
          Total operating expenses                                      2,617         1,228
                                                                        -----         -----

          Loss from operations                                             (7)          (5)

Interest expense                                                          235           197
                                                                        -----         -----

          Loss before income taxes                                       (242)         (202)

Provision for income taxes                                                  -              -
                                                                        -----         -----

          Net loss                                                       (242)         (202)

Preferred stock dividends                                                (135)            -
                                                                        -----         -----

          Net loss applicable to common stock                           $(377)        $(202)
                                                                        ======        ======

Loss per common share                                                 $ (0.04)      $ (0.03)
                                                                      =======       =======

Average number of shares outstanding                               10,557,875     6,937,839
                                                                   ==========     =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                              ---------------
                                                                                             1998         1997
                                                                                             ----         ----
Cash flows from operating activities:
     Net loss                                                                             $    (242)    $  (202)
       Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                         123           78
          Amortization of customer accounts                                                     601          194
          Amortization of deferred financing costs                                               68           35
          Provision for doubtful accounts                                                       121           20
     Changes in assets and liabilities:
          Accounts receivable                                                                  (284)         (91)
          Intangible assets, deposits and other assets                                         (307)         (55)
          Accounts payable and accrued liabilities                                             (196)         (63)
          Unearned revenue                                                                    1,207           18
                                                                                           --------      -------
               Net cash provided by (used in) operating activities                            1,091          (66)
                                                                                           --------      -------

Cash flows from investing activities:
     Purchase of fixed assets                                                                  (294)         (44)
     Business acquisitions, net of cash acquired                                            (11,194)           -
     Purchase and placement of customer accounts                                             (1,192)        (395)
                                                                                           --------      -------
               Net cash used in investing activities                                        (12,680)        (439)
                                                                                           --------      -------

Cash flows from financing activities:
     Payments of long term obligation                                                        (1,093)        (471)
     Proceeds from line of credit                                                             9,338          925
     Issuance of preferred stock, net of issuance costs                                       3,990            -
                                                                                           --------      -------
               Net cash provided by financing activities                                     12,235          454
                                                                                           --------      -------

               Net increase (decrease) in cash and cash equivalents                             646          (51)

Cash and cash equivalents, beginning of period                                                   94        1,038
                                                                                           --------      -------
Cash and cash equivalents, end of period                                                   $    740      $   987
                                                                                           ========      =======


Supplemental disclosures:

     Interest paid                                                                            $  94       $  162
                                                                                              =====       ======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998
                          (Dollar amounts in thousands)

                                         PREFERRED STOCK        PREFERRED STOCK          COMMON STOCK       COMMON STOCK
                                            SERIES A               SERIES B                 CLASS A            CLASS B
                                            --------               --------                 -------            -------
                                        SHARES     AMOUNT      SHARES     AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                        ------     ------      ------     ------      ------      ------     ------     ------
        Balance, December 31, 1997     1,894,033        $ 2           -       $  -    8,996,804       $  9    634,035       $  1

        Stock dividend on Series A
        preferred stock                   46,041          -           -          -            -          -          -          -
        Stock dividend on Series B
        preferred stock                        -          -      17,030          -            -          -          -          -
        Issuance of Series B
        preferred stock, net of
        issuance costs of $10                  -          -   1,600,000          2            -          -          -          -
        Issuance of Class A common
        stock                                  -          -           -          -            -          -          -          -
        Issuance of options                    -          -           -          -    2,076,637          2          -          -
        Net loss                               -          -           -          -            -          -          -          -
                                       ---------        ---   ---------        ---    ---------       ----     ------       ----

        Balance, March 31, 1998        1,940,074        $ 2   1,617,030       $  2   11,073,441       $ 11    634,035       $  1
                                       =========        ===   =========       ====   ==========       ====    =======       ====


                                   ADDITIONAL
                                    PAID-IN     ACCUMULATED   TREASURY
                                    CAPITAL       DEFICIT      SHARES      TOTAL
                                    -------       -------      ------      -----



        Balance, December 31, 1997    $12,091      $ (3,080)     $   (7)    $9,016

        Stock dividend on Series A
        preferred stock                    92           (92)          -          -
        Stock dividend on Series B
        preferred stock                    43           (43)          -          -
        Issuance of Series B
        preferred stock, net of
        issuance costs of $10           3,988             -           -      3,990
        Issuance of Class A common
        stock                           4,071             -           -      4,073
        Issuance of options               632             -           -        632
        Net loss                            -          (242)          -       (242)
                                      -------      --------       -----     ------

        Balance, March 31, 1998       $20,917       $(3,457)      $  (7)   $17,469
                                      =======      ========       =====    =======

                          GUARDIAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollar amounts in thousands, except for per share amounts)

1.   ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

     BASIS OF CONSOLIDATION
     The consolidated financial statements include the accounts of Guardian International, Inc. ("Guardian") and its wholly owned subsidiaries, collectively the Company ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     DESCRIPTION OF BUSINESS
     The Company operates a central monitoring alarm station and sells and installs alarm systems for residential and commercial customers in the United States (its primary market).

     REVENUE RECOGNITION
     INSTALLATION REVENUE Customers are billed for installation services when the installation is completed or an a percentage of completion basis. The Company defers the excess of installation revenue over estimated selling costs and amortizes such difference over the initial term of the non-cancelable customer monitoring/service contract (generally over five years). Costs attributed to providing the installations, which include direct labor, direct materials and direct overhead, are capitalized and amortized over a five year period. All other costs associated with the installation are charged to income in the period when the installation occurs.

     MONITORING/SERVICE REVENUE Customers are billed for monitoring and maintenance services primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Deferred revenues result from billings in advance of performance of services. Contracts for monitoring services are generally for an initial non-cancelable term of five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

     CASH AND CASH EQUIVALENTS
     All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are considered cash equivalents.

     CUSTOMER ACCOUNTS AND INTANGIBLE ASSETS
     Customer accounts acquired from alarm dealers are reflected at cost. The cost of acquired accounts is based on the estimated fair value at the date of acquisition and included in "Customer Accounts, net" in the accompanying consolidated balance sheets. Acquired customer accounts are capitalized and amortized on a straight-line basis over a 10 year period. Costs applicable to providing installation of internally generated customer accounts are capitalized and amortized over the life of the monitoring/service contract (generally five years). It is the Company's policy to perform monthly evaluations of acquired customer account attrition and, if necessary, adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts. Because expected cash flows have exceeded the unamortized cost of customer accounts the Company has not recorded an impairment loss.

     Intangible assets are recorded at cost and amortized over their estimated useful lives. The carrying value of intangible assets is periodically reviewed and impairments are recognized when expected operating cash flows derived from such intangibles is less than their carrying value.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is provided on the straight-line method. The estimated useful lives for property and equipment range from five to seven years, and the estimated useful lives for leasehold improvements is approximately thirty years.

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

2.   ACQUISITIONS

     In February 1998, the Company acquired all of the outstanding common stock of Mutual Central Alarm Services, Inc. ("Mutual"), for approximately $10,000 in cash consideration and 1,981,700 shares of unregistered Class A Common Stock, par value $.001 ("Class A Stock") of the Company. In addition, options to purchase 200,000 shares of Class A Stock were granted to two employees of Mutual. The acquisition agreement also contains a provision whereby a net working capital surplus (as defined) will be distributed to the former owners. This amount totals $486; a portion was paid at closing and the balance was paid on May 5, 1998. The transaction was accounted for under the purchase method of accounting, accordingly the purchase price was allocated to the assets acquired and the liabilities assumed based on their relative fair values at the date of acquisition, with the excess being allocated to goodwill in the amount of $1,409. The acquisition of Mutual increased the Company's customer base by approximately 2,500 subscribers.

     The cash portion of the Mutual acquisition was funded with borrowings of $6,250 under the Company's existing credit facility (the "Renewed Credit Facility", see Note 6) with Heller Financial, Inc. ("Heller") and proceeds from a $4,000 preferred stock investment from Westar Security, Inc.

     ("Westar"), a wholly-owned subsidiary of Protection One, Inc., a Delaware corporation. Westar purchased 1,600,000 shares of newly issued Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 ("Series B Preferred Stock"), of the Company at $2.50 per share. The Series B Preferred Stock is convertible into shares of Class A Stock on a share for share basis and pay dividends at 10 1/2% per annum, payable quarterly in additional Preferred Stock. Additionally, the Company granted to Westar certain rights to have the Class A Stock issuable upon conversion of the Series B Preferred Stock registered by the Company under the Securities Act of 1933 as amended.

     In March 1998, the Company acquired certain assets and liabilities of Gator Telecom, Inc., ("Gator"), for $1,400 in cash consideration and 94,937 shares of unregistered Class A Stock. The Company funded the cash portion of the acquisition by using its Renewed Credit Facility with Heller. The transaction was accounted for under the purchase method of accounting, accordingly the purchase price was allocated to the assets acquired and the liabilities assumed based on their relative fair values at the date of acquisition, with the excess being allocated to goodwill in the amount of $98. The acquisition of Gator increased the Company's customer base by approximately 1,800 subscribers.

     In conjunction with the acquisition of Mutual in February 1998 and the acquisition of Gator in March 1998, net cash consideration paid was as follows:

                                          MUTUAL      GATOR       TOTAL
                                          ------      -----       -----
        Assets acquired                    $18,888      $1,848     $20,736
        Liabilities assumed                 (4,146)        (70)     (4,216)
        Equity issued                       (4,405)       (300)     (4,705)
                                           -------       -----      ------
        Cash paid                           10,337       1,478      11,815
        Less - cash acquired                  (621)          -        (621)
                                           -------       -----      ------
        Net cash paid                     $  9,716      $1,478     $11,194
                                           =======       =====      ======


     Unaudited pro forma condensed results of operations, giving effect to the February 1998 acquisition of Mutual as of January 1, 1998 and 1997, are reflected below.

                                                              For the
                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        1998           1997
                                                        ----           ----
                                                            (Unaudited)

          Revenues, net                                    $3,087        $2,401
          Income from operations                              547           561
          Net loss applicable to common shares               (582)         (520)
          Loss per common share                             (0.05)        (0.06)
          Average common shares outstanding            11,636,801     8,919,539

     The pro forma average number of common shares outstanding represents the number of shares of common stock outstanding after giving effect to the 1,981,700 shares issued in connection with the acquisition of Mutual.

     The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place on January 1 of the periods presented, or of results which may occur in the future.

3.    CUSTOMER ACCOUNTS

     The following is an analysis of the changes in acquired customer accounts for the three months ended March 31, 1998:

           Balance, December 31, 1997                                 $  8,048
              Purchase of customer accounts                                131
              Customer accounts acquired in acquisitions                17,055
              Internally generated accounts                              1,097
              Charges against contract holdbacks                           (37)
              Amortization of customer accounts                           (601)
                                                                        ------
           Balance, March 31, 1998                                     $25,693
                                                                        ======

     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $165 and $292 at March 31, 1998 and December 31, 1997, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

4.   INTANGIBLE ASSETS

      Intangible assets, net, consist of the following:

                                                                      AMORTIZATION     MARCH 31,    DECEMBER 31,
                                                                         PERIOD           1998          1997
                                                                         ------           ----          ----
       Intangibles, at cost:
          Goodwill                                                      10 years        $2,730        $1,223
          Deferred financing costs                                      3 years            783           696
          Covenant not to compete, organization costs and

          Other                                                         Various            296           203
                                                                                         -----         -----
                                                                                         3,809         2,122
       Accumulated amortization                                                           (703)         (607)
                                                                                         -----         -----
                                                                                        $3,106        $1,515
                                                                                         =====         =====

     Goodwill was recorded as a result of the acquisitions of Mutual and Gator and from the 1996 merger of Guardian and Everest.

     Deferred financing costs include commitment fees and expenses incurred in connection with the refinancing of the Company's credit facility and costs associated with the 1996 merger of Guardian and Everest.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                    March 31,    December 31,
                                                      1998           1997
                                                      ----           ----
       Trade accounts payable                        $   259         $193
       Contract holdbacks                                165          292
       Accrued commitment fee                              -           85
       Other                                           1,413          212
                                                       -----          ---
                                                      $1,837         $782
                                                       =====          ===

6.    LONG TERM OBLIGATIONS

     Long term obligations consist of the following:

                                                       March 31,    December 31,
                                                         1998           1997
                                                         ----           ----
     Credit facility with financial institution       $   9,045           $753
     Obligation for assets under capital lease              130            136
     Equipment notes payable and other                      106            146
                                                          -----          -----
                                                          9,281          1,035
     Less current portion                                   (20)           (73)
                                                          -----          -----
                                                         $9,261           $962
                                                          =====            ===

     In connection with the acquisition of Mutual (see Note 2), the Company amended its credit facility with Heller. Under the Renewed Credit Facility, borrowings will bear interest at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. The Renewed Credit Facility expires in May 2001 and shall automatically renew from year to year thereafter, unless terminated by either party. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined). The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or making of other distributions to the Company's shareholders. At March 31, 1998, the Company believes it was in compliance with all such covenants.

7.   SUBSEQUENT EVENTS

     In April 1998, the Company acquired Precision Security Systems, Inc. ("Precision"), one of the largest independent security alarm installation companies in South Florida, for $3,000 in cash consideration and 194,269 shares of Class A Stock. The Company funded the cash portion of the acquisition using borrowings under the Renewed Credit Facility with Heller.

                          GUARDIAN INTERNATIONAL, INC.
            (Dollar amounts in thousands, except for share amounts.)

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

OVERVIEW

         The majority of the Company's revenues is derived from recurring payments for the monitoring and maintenance of security systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenues is derived from the sale and installation of security systems and the servicing and upgrades of such installed systems. Monitoring and service revenues are recognized as the service is provided. The excess of installation revenue over estimated selling costs is amortized over the initial term of the related service/monitoring contract (generally five years). All direct installation costs, which include equipment, labor and installation overhead are capitalized and amortized over a five year period. In cases where the Company maintains ownership of the equipment, however, the costs of such equipment is capitalized to property and equipment and amortized over seven to ten years.

         Alarm monitoring revenues generate significant gross margins, whereas installation and service activity may result in direct costs exceeding revenues. Management believes, however, that such installation and service activity is necessary for the generation and retention of alarm monitoring subscribers.

         All direct external costs associated with purchases of subscriber accounts (primarily through the acquisition of alarm companies, the Independent Alarm Acquisition Program and the Dealer Program described in Part I, Item 1. "Description of Business" in the Company's Form 10-KSB for the fiscal year ended December 31, 1997) are capitalized and amortized over ten years on a straight-line basis. In contrast, costs attributed to providing the installations, which include direct labor, direct materials and direct overhead, are capitalized and amortized over a five year period. All other costs associated with the sales and installation are charged to income in the period when the installation occurs.

         Although no single subscriber represents more than two (2) percent of the Company's recurring revenue base, the Company is vulnerable to subscribers canceling their contracts. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies, and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference of gross MRR lost as the result of canceled subscriber accounts less MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the average month-end MRR during such period. Net MRR attrition of the Company's customers during the three months ended March 31, 1998 and 1997 was less than 10%, on an annualized basis.

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

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              1998        1997
                                                              ----        ----

Revenues:
   Monitoring                                                 66.2        66.5
   Installation and service                                   33.8        33.5
                                                             -----       -----
Total revenues                                               100.0       100.0

Operating expenses
   Monitoring                                                 13.7        12.4
   Installation and service                                   26.1        33.0
   General and administrative                                 32.7        32.7
                                                              ----        ----
                                                              72.5        78.1

Income before interest expense, amortization and
   depreciation                                               27.5        21.9
                                                              ----        ----

Interest expense                                               9.0        16.1
Amortization of customer contracts                            23.0        15.9
Depreciation and amortization                                  4.7         6.4
                                                              ----        ----
                                                              36.7        38.4

Net loss                                                      (9.2)      (16.5)
                                                              =====      ======

         The Company has never had any net income and has a history of consistent and sometimes significant net losses. Although no assurance can be given by the Company as to when or if the Company will realize net earnings, the Company anticipates that, based on its strategy of continued growth and customer account expansion, and barring any unforeseen significant changes in the nature of its business or operations (including its method of financing customer account acquisitions through its existing and/or any Renewed Credit Facility with Heller and the accounting for such acquisitions), it will continue to record such net losses until such time as it has significantly reduced its indebtedness and has substantially increased its customer base.

         Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is another important factor in considering profitability. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net earnings nor is it indicative of the Company's operating performance or of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses. The following table provides a calculation of EBITDA for the three months ended March 31, 1998 and 1997:

                                                          For the Three Months
                                                             Ended March 31,
                                                         -----------------------
                                                             1998         1997
                                                             ----         ----
                                                                (Unaudited)

    Net income (loss)                                       $(242)       $(202)

    Plus:
         Amortization of customer contracts                   601          194
         Depreciation and amortization                        123           78
         Interest expense                                     235          197
                                                             ----         ----

              EBITDA                                         $717         $267
                                                              ===          ===

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Total revenues for the three months ended March 31, 1998 increased 113% to $2,610 from $1,223 during the corresponding period in the prior year. Monitoring revenues for the three months ended March 31, 1998 increased to $1,727, or 112% from $813 during the corresponding period of the prior fiscal year. Installation and service revenues for the three months ended March 31, 1998 increased by 115% to $883, compared to $410 during the corresponding period of the prior fiscal year. Total retail subscribers approximated 16,400 at March 31, 1998, compared to 8,300 at March 31, 1997, a net increase of 98%. The increase in revenues and number of subscribers in 1998 from 1997 is primarily attributable to the Company's recent acquisitions of Mutual and Gator (see Note 2 to the Consolidated Financial Statements) and the May 1997 purchase of 2,200 retail customers from Alarm Control.

         Total operating expenses for the three months ended March 31, 1998 increased 113% to $2,617 compared to $1,228 during the corresponding period in the prior year. Monitoring expenses increased 135% to $357, compared to $152 during the corresponding period in the prior fiscal year. As a percentage of monitoring revenues during the three months ended March 31, 1998, monitoring expenses were 21%, compared to 19% during the corresponding period in the prior year. The increase in monitoring costs, in absolute as well as on a percentage basis, from 1997 to 1998 was a result of the significant increase in monitoring revenues and number of subscriber accounts, as well as the acquisition of Mutual, which operates its own central monitoring station. Installation and service costs during the three months ended March 31, 1998 increased by 69% to $683, compared to $404 during the corresponding period in the prior year. The increase in total installation and service costs in 1998 from 1997 was partly the result of increases in related revenues in 1998 from 1997. As a percentage of installation and service revenue, installation and service costs were 77% during the three months ended March 31, 1998, compared to 99%, during the corresponding period in the prior fiscal year, due to the larger gross margins Mutual derives from its large commercial security system sales. The Company does not now generate, nor does it anticipate generating in the future, any appreciable margins or profits from the sale of alarm systems, and may incur future losses from such installation and service activity, but such activity is considered necessary to the generation and retention of alarm monitoring subscribers.

         Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 135% to $1,570 during the three months ended March 31, 1998, compared to $667 during the corresponding periods in the prior year. Gross profit from monitoring revenues increased by 107% to $1,370 during the three months ended March 31, 1998, compared to $661 during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's recent acquisitions of Mutual and Gator, and the May 1997 purchase of 2,200 retail customers from Alarm Control. Gross profit from installation and service activities increased by 3,233% to $200 during the three months ended March 31, 1998, compared to $6 during the corresponding period in the prior year, due to the profitability Mutual derives from its large commercial security system sales.

         General and administrative costs ("G&A") increased by 113% to $853 during the three months ended March 31, 1998, compared to $400 during the corresponding period in the prior year. The increase in G&A costs in 1998 from 1997 is related primarily to the Company's acquisition of Mutual, a comparably sized company, and its growth in revenue, resulting in an increase in the Company's overhead cost structure. As a percentage of total revenues, G&A held constant at 33% during the three months ended March 31, 1998, as compared to the corresponding period in the prior year.

         Amortization of customer contracts increased by 210% to $601 during the three months ended March 31, 1998, compared to $194 during the corresponding period in the prior year. The increase in such costs resulted from the increase in the amount of capitalized customer contracts, which increased to a net balance of $25,693 at March 31, 1998 from $5,326 at March 31, 1997.

         Depreciation and amortization increased by 58% to $123 during the three months ended March 31, 1998, compared to $78 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to $2,056 million at March 31, 1998 from approximately $500 at March 31, 1997 as a result of (i) the Company's continued expansion activities and (ii) the acquisitions of Mutual and Gator (which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of $1,507 in goodwill was recorded in connection with the acquisitions, which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest expense increased 19% to $235 during the three months ended March 31, 1998, compared to $197 during the corresponding period in the prior year. The increase in interest expense resulted from additional debt incurred primarily in connection with acquiring subscriber accounts. The majority of such subscriber acquisition costs were financed by Heller and by the proceeds of the investment in the Company's Preferred Stock by Westar. Total borrowings under the Renewed Credit Facility increased to $9,045 at March 31, 1998 from approximately $5,400 at March 31, 1997.

         Net loss applicable to common stock for the three months ended March 31, 1998 was $(377), or $(0.04) per share, compared to a net loss of $(202), or $(0.03) per share, during the corresponding period of the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         In May 1997, the Company refinanced its existing credit facility with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from an existing $7,000 to $15,000. In connection with the acquisition of Mutual (see Note 2), the Renewed Credit Facility was further amended to increase the maximum available to $20,000. The Renewed Credit Facility expires in May 2001 and shall automatically renew from year to year thereafter, unless terminated by either party. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined). The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders, and other financial performance covenants. On March 31, 1998, the Company believes it was in compliance with all such covenants.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         Net cash provided by operating activities during the three months ended March 31, 1998 was $1,091. The Company incurred a net loss of $242 during such period; however, included in such loss was depreciation and amortization expense, amortization of customer contracts expense and amortization of deferred financing costs totaling $792, bad debt provision of $121, cash outflows of $591 related to increases in accounts receivable and other assets and cash inflows of $1,011 related to net increases in liabilities.

         Net cash used in investing activities was $12,680 during the three months ended March 31, 1998 and was comprised of $11,194 used in the acquisitions of Mutual and Gator, the purchase and placement of customer accounts of $1,192 and purchases of fixed assets of $294.

         Net cash provided by financing activities was $12,235 during the three months ended March 31, 1998, consisting of net proceeds from issuance of stock of $3,990, proceeds under borrowings from Heller of $9,338 reduced by repayments to Heller and other long-term debt of $1,093. The Company's cash balance was $740 at March 31, 1998.

         Total shareholders' equity was $17,469 at March 31, 1998, increasing by a net amount of $8,453 during the three months ended March 31, 1998. The net increase resulted from the investment in the Company by Westar and the issuance of Class A Stock in connection with the acquisitions of Mutual and Gator less the net loss of $242.

         The Company does not currently have any significant commitments for capital outlays.

YEAR 2000 COMPLIANCE

         The Company has received assurance from Monitoring Automation Systems
(MAS), the supplier of the Company's monitoring and financial software, that, with the exception of an upgrade to be installed to the Company's operating system during 1998, all applications in its software are Year 2000 compliant.

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

                          GUARDIAN INTERNATIONAL, INC.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following issuances were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended:

         On February 19, 1998, the Company issued 1,981,700 shares of Class A Stock, pursuant to a Stock Purchase Agreement dated February 23, 1998, as partial consideration in acquiring all of the outstanding common stock of Mutual (see Note 2 to the Consolidated Financial Statements).

                                NUMBER OF COMMON
      PURCHASER                    SHARES
      ---------                    ------
Mutual Sellers                   1,981,700


         On February 19, 1998, pursuant to a Stock Purchase Agreement between the Company and Westar, dated as of February 23, 1998, the Company issued 1,600,000 shares of Series B Preferred Stock at $2.50 per share, the proceeds of which were used in the funding of the Mutual acquisition (see Note 2 to the Consolidated Financial Statements).

                           DATE OF       NUMBER OF COMMON        AGGREGATE
PURCHASER                  PURCHASE           SHARES         CONSIDERATION PAID
---------                  --------           ------         ------------------
Westar Security, Inc.      2/19/98          1,600,000 *          $4,000,000

* On an as-converted basis.

         In connection with the acquisition of the assets of Gator, the Company issued 94,937 shares of Class A Stock on March 9, 1998.

                            DATE OF       NUMBER OF COMMON
PURCHASER                   PURCHASE          SHARES
---------                   --------          ------
Gator Telecom, Inc.          3/9/98           94,937

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.        DESCRIPTION

3(i) Articles of Incorporation dated October 30, 1986 incorporated by reference to Exhibit 3(i) of the Company's Form 10-SB filed May 6, 1996
3(i)(a)  Amendment to the Articles of Incorporation incorporated by reference to
         Exhibit 3(i)(a) the Company's Form 10-SB filed May 6, 1996
3(i)(b)  Amendment to the Articles of Incorporation incorporated by reference to
         Exhibit 3(i)(b) of the Company's Form 10-SB filed May 6, 1996
3(i)(c)  Amendment to the Articles of Incorporation incorporated by reference to
         Exhibit 3(i)(c) of the Company's Form 10-SB/A filed January 24, 1997
3(ii) Amended and Restated By-Laws of the Company incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-QSB filed as of November 14, 1997
4(a) Specimen Stock Certificate incorporated by reference to Exhibit 4 of the Company's Form 10-SB12G as of June 18, 1996
4(b) Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Preferred Stock, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on February 23, 1998 designating the second series of Preferred Stock of the Company as Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share, incorporated by reference to Exhibit 4(c) of the Company's Form 10-KSB filed March 31, 1998.
4(c) Amendment to Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on March 13, 1998, incorporated by reference to Exhibit 4(d) of the Company's Form 10-KSB filed March 31, 1998.
4(d) Amendment to Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on March 13, 1998, incorporated by reference to Exhibit 4(e) of the Company's Form 10-KSB filed March 31, 1998.
10(a) Amended and Restated Loan and Security Agreement with Heller Financial, Inc. dated as of February 23, 1998, incorporated by reference to
         Exhibit 10(j) of the Company's Form 10-KSB filed March 31, 1998.
10(b) Stock Purchase Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(a) of the Company's Form 8-K filed as of March 10, 1998.
10(c) Registration Rights Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(b) of the Company's Form 8-K filed as of March 10, 1998
10(d) Escrow and Pledge Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(c) of the Company's Form 8-K filed as of March 10, 1998.
10(e) Employment Agreement with Joel A. Cohen dated as of February 1, 1998 incorporated by reference to Exhibit 10(d) of the Company's Form 8-K filed as of March 10, 1998.

10(f) Employment Agreement with Raymond L. Adams dated as of February 1, 1998 incorporated by reference to Exhibit 10(e) of the Company's Form 8-K filed as of March 10, 1998.
10(g) Asset Purchase Agreement effective as of March 9, 1998 incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed as of March 24, 1998.
10(h) Warranty Bill of Sale dated as of March 5, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed as of March 24, 1998
10(i) Assignment and Assumption Agreement dated as of March 5, 1998 incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed as of March 24, 1998.
10(j) Guaranty Agreement dated as of March 9, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed as of March 24, 1998.
10(k)    Escrow Agreement date March 9, 1998 incorporated by reference to
         Exhibit 10(e) to the Company's Form 8-K filed as of March 24, 1998.
10(l) Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to Exhibit 10(f) to the Company's Form 8-K filed as of March 24, 1998.
10(m) Amendment to Registration Rights Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(gg) to the Company's Form 10-QSB filed as of March 31, 1998.
10(n) Stock Subscription Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(hh) to the Company's Form 10-QSB filed as of March 31, 1998.
27       Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

1. Form 8-K filed as of February 23, 1998 announced the acquisition of Mutual Central Alarm Services, Inc..

2. Form 8-K filed as of March 9, 1998 announced the purchase of the assets of Gator Telecom, Inc.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of May, 1998.

                                              GUARDIAN INTERNATIONAL, INC.

                                              By:   /S/ DARIUS G. NEVIN
                                                    ----------------------------
                                                       Darius G. Nevin
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION

27                Financial Data Schedule (for SEC use only)                 E-1