Form 10QSB
period 1998-06-30
GUARDIAN INTERNATIONAL INC
filed 1998-08-14
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X    NO
                                    ---     ---
         As of August 14, 1998, there are 11,280,223 shares of Class A Voting Common Stock, par value $.001 per share, and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                YES      NO  X
                                   ----    ----

                          GUARDIAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial  Statements

          Consolidated Balance Sheets
            As of June 30, 1998 and December 31, 1997                     1

          Consolidated Statements of Operations
            For the Three and Six Month Periods Ended
            June 30, 1998 and 1997                                        2

          Consolidated Statements of Cash Flows
            For the Six Month Periods Ended
            June 30, 1998 and 1997                                        3

          Consolidated Statement of Changes in Shareholders' Equity
             For the Six Month Period Ended June 30, 1998                  4

          Notes to Consolidated Financial Statements                       5

Item 2.           Management's Discussion and Analysis                     9

PART II          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                18

Item 4.           Submission of Matters to a Vote of Shareholders          18

Item 6.           Exhibits and Reports on Form 8-K                         19

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1998            1997
                                                                                       ----            ----
                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $   333,322     $    94,313
     Accounts receivable, net of allowance for doubtful accounts of
       $252,482 and $198,848, respectively                                             2,025,574         539,512
     Other                                                                               752,690         121,223
                                                                                     -----------     -----------
          Total current assets                                                         3,111,586         755,048
                                                                                     -----------     -----------
Property and equipment, net                                                            1,508,508         729,058
Customer accounts, net                                                                28,319,710       8,048,495
Goodwill and other intangible assets, net                                              3,048,883       1,514,951
Deposits and other assets                                                                142,772          27,506
                                                                                     -----------     -----------
           Total Assets                                                              $36,131,459     $11,075,058
                                                                                     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                            $ 2,125,002    $    781,879
    Unearned revenue                                                                   2,877,738         242,168
    Current portion of long term obligations                                              76,529          73,201
                                                                                     -----------     -----------
          Total current liabilities                                                    5,079,269       1,097,248
                                                                                     -----------     -----------

Unearned revenue                                                                       1,407,934               -
Long term obligations, less current portion                                           12,366,080         961,584
Shareholders' equity:
Preferred stock, $.001 par value, 30,000,000 shares authorized:
   Series  A  preferred   stock,   1,987,752  and  1,894,033  shares  issued  and
   outstanding,   respectively                                                             1,988           1,894
   Series B  preferred  stock,  1,659,826  and 0 shares  issued and  outstanding,
   respectively                                                                            1,660               -
Class A voting  common stock,  $.001 par value,  100,000,000  shares  authorized,
   11,280,223 and 9,003,804 shares issued and outstanding, respectively                   11,280           9,004
Class B non voting  common stock,  $.001 par value,  634,035  shares  authorized,
   issued and outstanding, respectively                                                      634             634
Additional paid-in capital                                                            21,629,964      12,091,050
Accumulated deficit                                                                   (4,360,912)     (3,079,918)
Treasury shares, at cost                                                                  (6,438)         (6,438)
                                                                                     -----------     -----------
                                                                                      17,278,176       9,016,226
                                                                                     -----------     -----------
           Total Liabilities and Shareholders' Equity                                $36,131,459     $11,075,058
                                                                                     ===========     ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           GUARDIAN INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                              FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                                              --------------------            -------------------
                                                                1998            1997            1998           1997
                                                                ----            ----            ----           ----
Revenues:
     Monitoring                                               $2,267,675    $ 1,006,509      $3,994,578     $1,819,355
     Installation and service                                  1,354,332        346,039       2,237,319        777,712
                                                              ----------    -----------      ----------     ----------
          Total revenues                                       3,622,007      1,352,548       6,231,897      2,597,067
                                                              ----------    -----------      ----------     ----------
Operating expenses:
     Monitoring                                                  520,629        201,870         878,343        353,429
     Installation and service                                    805,962        481,475       1,487,882        884,973
     General and administrative                                1,408,401        406,026       2,261,463        828,412
     Amortization of customer contracts                        1,101,639        224,011       1,702,703        417,827
     Depreciation and amortization                               140,372         79,199         263,344        157,564
                                                              ----------    -----------      ----------     ----------
          Total operating expenses                             3,977,003      1,392,581       6,593,735      2,642,205
                                                              ----------    -----------      ----------     ----------
          Loss from operations                                  (354,996)       (40,033)       (361,838)       (45,138)
Interest expense                                                 346,884        243,181         582,154        440,120
                                                              ----------    -----------      ----------     ----------
          Loss before income taxes                              (701,880)      (283,214)       (943,992)      (485,258)

Provision for income taxes
                                                                       -              -               -              -
                                                              ----------    -----------      ----------     ----------
          Net loss                                              (701,880)      (283,214)       (943,992)      (485,258)

Preferred stock dividends                                       (202,346)             -        (337,002)             -
                                                              ----------    -----------      ----------     ----------
          Net loss applicable to common stock                  $(904,226)     $(283,214)    $(1,280,994)     $(485,258)
                                                              ===========   ===========      ==========     ==========
Loss per common share                                          $   (0.08)     $   (0.04)    $     (0.11)     $   (0.07)
                                                              ===========   ===========      ==========     ==========
Weighted average shares outstanding                            11,849,753     6,961,762      11,207,383      6,949,867
                                                              ===========   ===========      ==========     ==========


       The accompanying notes to consolidated financial statements are an integral part of these statements.


                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                             --------------
                                                                                           1998           1997
                                                                                           ----           ----
Cash flows from operating activities:
     Net loss                                                                            $(943,992)    $(485,258)
       Adjustments  to  reconcile  net loss to net  cash  provided  by
         (used  in) operating activities:
          Depreciation and amortization                                                    263,344       157,564
          Amortization of customer accounts                                              1,702,703       417,827
          Amortization of deferred financing costs                                         130,850        70,460
          Provision for doubtful accounts                                                  295,831        62,870
     Changes in assets and liabilities:
          Accounts receivable                                                             (704,072)     (199,754)
          Intangible assets, deposits and other assets                                    (596,118)     (175,710)
          Accounts payable and accrued liabilities                                         179,193        16,693
          Unearned revenue                                                                 994,512       127,908
                                                                                         ---------     ---------
               Net cash provided by (used in) operating activities                       1,322,251        (7,400)
                                                                                         ---------     ---------
Cash flows used in investing activities:
     Purchase of fixed assets                                                             (662,614)      (80,989)
     Business acquisitions, net of cash acquired                                       (14,340,822)            -
     Purchase and placement of customer accounts                                        (1,414,420)   (3,055,666)
                                                                                         ---------     ---------
               Net cash used in investing activities                                   (16,417,856)   (3,136,655)
                                                                                        ----------     ---------
Cash flows from financing activities:
     Payments of long term obligations                                                  (1,346,068)   (1,351,372)
     Proceeds from line of credit                                                       12,693,681     3,845,149
     Issuance of preferred stock, net of issuance costs                                  3,987,001        (6,438)
                                                                                         ---------     ---------
               Net cash provided by financing activities                                15,334,614     2,487,339
                                                                                         ---------     ---------
               Net increase (decrease) in cash and cash equivalents                        239,009      (656,716)
Cash and cash equivalents, beginning of period                                              94,313     1,037,861
                                                                                         ---------     ---------
Cash and cash equivalents, end of period                                              $    333,322    $  381,145
                                                                                      ============    ==========
Supplemental disclosures:

     Interest paid                                                                    $    334,338    $  364,770
                                                                                      ============    ==========
Non cash investing and financing activities:
    Financed acquisition of property and equipment                                    $          -       166,168
    Recognition of Class B common stock to be issued                                             -       130,500
    Accrue commitment fee to senior lender                                                       -       112,500
    Issuance of common stock to purchase customer contracts                                      -        39,000
    Write off of note receivable from sale of stock                                              -       201,358
    Issuance of Class A common stock and options in consideration
        for business acquisitions                                                        5,205,157             -
    Stock dividends on Series A and Series B preferred stock                               337,002             -


       The accompanying notes to consolidated financial statements are an integral part of these statements.


                          GUARDIAN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998
                                   (Unaudited)

                                    PREFERRED STOCK        PREFERRED STOCK         COMMON STOCK           COMMON STOCK
                                      SERIES A                SERIES B               CLASS A                 CLASS B
                                      --------                --------               -------                 -------
                                   SHARES     AMOUNT      SHARES     AMOUNT      SHARES      AMOUNT      SHARES     AMOUNT
                                   ------     ------      ------     ------      ------      ------      ------     ------
  Balance, December 31, 1997     1,894,033   $  1,894           -   $      -    9,003,804   $  9,004    634,035     $  634

  Stock dividend on Series A
  preferred stock                   93,719         94           -          -            -          -          -          -
  Stock dividend on Series B
  preferred stock                        -          -      59,826         60            -          -          -          -
  Issuance of Series B
  preferred stock, net of
  issuance costs of $12,999              -          -   1,600,000      1,600            -          -          -          -
  Issuance of Class A common
  stock                                  -          -           -          -    2,276,419      2,276          -          -
  Issuance of options                    -          -           -          -            -          -          -          -
  Net loss                               -          -           -          -            -          -          -          -
                                 ---------    -------   ---------    -------   ----------   --------    -------     ------
  Balance June 30, 1998          1,987,752    $ 1,988   1,659,826    $ 1,660   11,280,223   $ 11,280    634,035     $  634
                                 =========    =======   =========    =======   ==========   ========    =======     ======

                               ADDITIONAL
                                PAID-IN       ACCUMULATED     TREASURY
                                CAPITAL         DEFICIT        SHARES        TOTAL
                              -----------     -----------     --------     ----------
  Balance, December 31, 1997  $12,091,050     $(3,079,918)  $  (6,438)    $9,016,226

  Stock dividend on Series A
  preferred stock                 187,343        (187,437)          -              -
  Stock dividend on Series B
  preferred stock                 149,505        (149,565)          -              -
  Issuance of Series B
  preferred stock, net of
  issuance costs of $12,999     3,985,401               -           -      3,987,001
  Issuance of Class A common
  stock                         4,584,665               -           -      4,586,941
  Issuance of options             632,000               -           -        632,000
  Net loss                              -        (943,992)          -       (943,992)
                              -----------     -----------    --------     -----------
  Balance June 30, 1998       $21,629,964     $(4,360,912)   $ (6,438)    $17,278,176
                              ===========     ===========    ========     ===========


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

      BASIS OF CONSOLIDATION
      The consolidated financial statements include the accounts of Guardian International, Inc. ("Guardian") and its wholly owned subsidiaries, (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      DESCRIPTION OF BUSINESS
      The Company operates a central monitoring alarm station and sells and installs alarm systems for residential and commercial customers in the United States (its primary market).

      REVENUE RECOGNITION
      INSTALLATION REVENUE Customers are billed for installation services when the installation is completed or on a percentage of completion basis. The Company defers the excess of installation revenue over estimated selling costs and amortizes such difference over the initial term of the non-cancelable customer monitoring/service contract (generally over five years). Costs attributed to providing the installations, which include direct labor, direct materials and direct overhead, are capitalized and amortized over a five year period. All other costs associated with the installation are charged to income in the period when the installation occurs.

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

      CUSTOMER ACCOUNTS AND INTANGIBLE ASSETS Customer accounts acquired from alarm dealers are reflected at cost. The cost of acquired accounts is based on the estimated fair value at the date of acquisition and included in "Customer Accounts, net" in the accompanying consolidated balance sheets. Acquired customer accounts are capitalized and amortized on a straight-line basis over a 10-year period. Costs applicable to providing installation of internally generated customer accounts are capitalized and amortized over the life of the monitoring/service contract (generally five years). It is the Company's policy to perform monthly evaluations of acquired customer account attrition and, if necessary, adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts. Because expected cash flows have exceeded the unamortized cost of customer accounts, the Company has not recorded an impairment loss.

      Intangible assets are recorded at cost and amortized over their estimated useful lives. The carrying value of intangible assets is periodically reviewed and impairments are recognized when expected operating cash flows derived from such intangibles is less than their carrying value.

      PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation of property and equipment is provided on the straight-line method. The estimated useful lives for property and equipment range from five to seven years and the estimated useful lives for leasehold improvements is approximately thirty years.

      FAIR VALUE OF FINANCIAL INSTRUMENTS Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accrued payroll and other accrued liabilities approximate fair value because of their short term maturities.

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

      RECLASSIFICATION Certain 1997 amounts in the consolidated statements of operations have been reclassified to conform to the 1998 presentation. Such reclassifications have no impact on the net loss reported for 1997.

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

2.   ACQUISITIONS

      In April 1998, the Company acquired Precision Security Systems, Inc. ("Precision"), one of the largest independent security alarm installation companies in South Florida, for $3,000,000 in cash consideration and 194,269 shares of Class A Common Stock. The Company funded the cash portion of the acquisition using borrowings under its facility with its senior lender (see Note 6). The transaction was accounted for under the purchase method of accounting. The acquisition increased the Company's customer base by approximately 3,100 subscribers.

      In addition to Precision, the Company made two other acquisitions in the six months ended June 30, 1998. Following is a summary of the Company's acquisitions, all of which were accounted for under the purchase method of accounting:

                                                                           PURCHASE PRICE
                                                                   -------------------------------
                                                                                      CLASS A        NUMBER OF
                                                                                      -------
       COMPANY ACQUIRED                                             CASH            COMMON STOCK    SUBSCRIBERS
       ----------------                                             ----            -------------   ------------
       Mutual Central Alarm Services, Inc.  ("Mutual")             $10,522,713     1,981,700 shares      2,583
       Gator Telecom, Inc. ("Gator")                                 1,478,000        94,937 shares      1,865
       Precision                                                     3,000,000       194,269 shares      3,100
                                                                   -----------     ----------------
                                                                   $15,000,713     2,270,906 shares
                                                                   ===========     ================

     In conjunction with these acquisitions, net cash consideration paid was as follows:

        Assets acquired                      $24,479,006
        Liabilities assumed                  (4,273,136)
        Equity issued                        (5,205,157)
                                             -----------
        Cash paid                             15,000,713
        Less - cash acquired                   (659,891)
                                             -----------
        Net cash paid                        $14,340,822
                                             ===========

3.    CUSTOMER ACCOUNTS

     The following is an analysis of the changes in acquired customer accounts for the six months ended June 30, 1998:

     Balance, December 31, 1997                                 $  8,048,495
        Purchase of customer accounts from dealers                   183,694
        Customer accounts acquired in acquisitions                20,559,498
        Internally generated accounts                              1,329,059
        Charges against contract holdbacks                           (98,333)
        Amortization of customer accounts                         (1,702,703)
                                                                 -----------
     Balance, June 30, 1998                                      $28,319,710
                                                                 ===========

     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $94,972 and $292,297 at June 30, 1998 and December 31, 1997, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net, consist of the following:

                                                                   AMORTIZATION
                                                                      PERIOD     JUNE 30, 1998     DECEMBER 31, 1997
                                                                   ------------  -------------     -----------------
       At cost:
          Goodwill                                                   10 years      $2,729,970         $1,223,000
          Deferred financing costs                                   3 years          787,397            695,686
          Covenant not to compete, organization costs and
              other                                                5 - 10 years       381,065            203,187
                                                                                   ----------         ----------
                                                                                    3,898,432          2,121,873
       Accumulated amortization                                                      (849,549)          (606,922)
                                                                                   ----------         ----------
                                                                                   $3,048,883         $1,514,951
                                                                                   ==========         ==========

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1998              1997
                                                                      ----              ----
       Trade accounts payable                                      $  458,655        $192,900
       Contract holdbacks                                              94,972         292,297
       Accrued commitment fee                                               -          85,266
       Other                                                        1,571,375         211,416
                                                                   ----------        --------
                                                                   $2,125,002        $781,879
                                                                   ==========        ========

6.    LONG TERM OBLIGATIONS

     Long term obligations consist of the following:

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1998              1997
                                                                      ----              ----
       Credit facility with financial institution                 $12,160,795        $752,898
       Obligation for assets under capital lease                      123,809         136,267
       Equipment notes payable and other                              158,005         145,620
                                                                  -----------       ---------
                                                                   12,442,609       1,034,785

       Less current portion                                           (20,000)        (73,201)
                                                                  -----------       ---------
                                                                  $12,422,609       $ 961,584
                                                                  ===========       =========

     In connection with the acquisition of Mutual (see Note 2), the Company amended its credit facility (the "Renewed Credit Facility") with Heller Financial, Inc., the Company's senior lender. Under the Renewed Credit Facility, borrowings will bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At June 30, 1998, the debt was bearing interest at floating rates. The Renewed Credit Facility expires in May 2001 and shall automatically renew from year to year thereafter, unless terminated by either party. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined). The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or making of other distributions to the Company's shareholders. The Company believes it was in compliance with all such covenants as of June 30, 1998.

                          GUARDIAN INTERNATIONAL, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform
Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the ability of the Company to add additional customer accounts to its account base through acquisitions from third parties, internally generated new accounts and strategic alliances which lend to the Company's appeal as an acquirer; (ii) the level of subscriber attrition, (iii) the availability of capital to the Company relative to certain larger companies in the security alarm industry which have significantly greater capital and resources, (iv) increased false alarm fines and/or the possibility of reduced public response to alarm signals, (v) changes in local, state and federal regulations, (vi) availability of qualified personnel, (vii) competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry, (viii) social and economic conditions (ix) natural disasters and (x) other risk factors described in the Company's reports filed with the Commission from time to time.

         The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

         The majority of the Company's revenues is derived from recurring payments for the monitoring and maintenance of security systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenues is derived from the sale and installation of security systems and the servicing and upgrades of such installed systems. Monitoring and service revenues are recognized as the service is provided. The excess of installation revenue over estimated selling costs is amortized over the initial term of the related service/monitoring contract (generally five years). All direct installation costs, which include equipment, labor and installation overhead are capitalized and amortized over a five year period. In most cases, since the Company maintains ownership of the equipment, the costs of such equipment is capitalized to property and equipment and amortized over seven to ten years.

         Alarm monitoring revenues generate significant gross margins, whereas installation and service activity may result in direct costs exceeding revenues. Management believes, however, that such installation and service activity is necessary for the generation and retention of alarm monitoring subscribers.

         All direct external costs associated with purchases of subscriber accounts (primarily through the acquisition of alarm companies, the Independent Alarm Acquisition Program and the Dealer Program described in Part I, Item 1. "Description of Business" in the Company's Form 10-KSB for the fiscal year ended December 31, 1997) are capitalized and amortized over ten years on a straight-line basis. In contrast, costs attributed to providing the installations, which include direct labor, direct materials and direct overhead, are capitalized and amortized over a five-year period. All other costs associated with the sales and installation are charged to income in the period when the installation occurs.

         Although no single subscriber represents more than two (2) percent of the Company's recurring revenue base, the Company is vulnerable to subscribers canceling their contracts. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference of gross MRR lost as the result of canceled subscriber accounts less MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the month-end MRR at the end of such period. Net MRR attrition of the Company's customers during the six months ended June 30, 1998 and 1997 was less than 10%, on an annualized basis.

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

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                    ------------------        ---------------
                                                                    1998          1997        1998       1997
                                                                    ----          ----        ----       ----
Revenues:
   Monitoring                                                       62.6          74.4      64.1        70.1
   Installation and service                                         37.4          25.6      35.9        29.9
                                                                   -----         -----     -----       -----
Total revenues                                                     100.0         100.0     100.0       100.0

Operating expenses
   Monitoring                                                       14.4          14.9      14.1        13.6
   Installation and service                                         22.2          35.6      23.9        34.1
   General and administrative                                       38.9          30.0      36.3        31.9
                                                                   -----         -----     -----       -----
                                                                    75.5          80.5      74.3        79.6
                                                                   -----         -----     -----       -----
Income before interest expense, amortization and
   Depreciation                                                     24.5          19.5      25.7        20.4
                                                                   -----         -----     -----       -----

Interest expense                                                     9.6          18.0       9.3        16.9
Amortization of customer contracts                                  30.4          16.6      27.3        16.1
Depreciation and amortization                                        3.9           5.9       4.2         6.1
                                                                   -----         -----     -----       -----
                                                                    43.9          40.5      40.8        39.1
                                                                   -----         -----     -----       -----
Net loss                                                           (19.4)        (21.0)    (15.1)      (18.7)
                                                                   =====         =====     =====       =====

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

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") is another important factor in considering profitability. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net earnings nor is it indicative of the Company's operating performance or of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses. The following table provides a calculation of EBITDA for the three month and six month periods ended June 30, 1998 and 1997:

                                                    FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                 ENDED JUNE 30,
                                                    --------------------           -------------------
                                                     1998          1997            1998           1997
                                                     ----          ----            ----           ----
                                                         (UNAUDITED)                   (UNAUDITED)
    Net loss                                        $(701,880)     $(283,214)      $(943,992)     $(485,258)

    Plus:
         Amortization of customer contracts         1,101,639        224,011       1,702,703        417,827
         Depreciation and amortization                140,372         79,199         263,344        157,564
         Interest expense                             346,884        243,181         582,154        440,120
                                                    ---------      ---------       ---------      ---------

              EBITDA                                $ 887,015      $ 263,177      $1,604,209      $ 530,253
                                                    =========      =========      ==========      =========

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Total revenues for the six months ended June 30, 1998 increased 140% to approximately $6.2 million from approximately $2.6 million during the corresponding period in the prior year. Monitoring revenues for the six months ended June 30, 1998 increased to approximately $4.0 million, or 120%, from approximately $1.8 million during the corresponding period of the prior fiscal year. Installation and service revenues for the six months ended June 30, 1998 increased by 197% to approximately $2.2 million, compared to approximately $778,000 during the corresponding period of the prior fiscal year. Total retail subscribers approximated 19,800 at June 30, 1998, compared to 10,900 at June 30, 1997, a net increase of 82%. The increase in revenues and number of subscribers in 1998 from 1997 is primarily attributable to the Company's 1998 acquisitions of Mutual, Gator and Precision (see Note 2 to the Consolidated Financial Statements).

         Total operating expenses for the six months ended June 30, 1998 increased 150% to approximately $6.6 million compared to approximately $2.6 million during the corresponding period in the prior year. Monitoring expenses increased 148% to approximately $878,000, compared to approximately $353,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the six months ended June 30, 1998, monitoring expenses were 22%, compared to 19% during the corresponding period in the prior year. The increase in monitoring costs, in absolute as well as on a percentage basis, from 1997 to 1998 was a result of the significant increase in monitoring revenues and number of subscriber accounts, as well as the acquisition of Mutual, which operates its own central monitoring station. Installation and service costs during the six months ended June 30, 1998 increased by 68% to approximately $1.5 million, compared to approximately $885,000 during the corresponding period in the prior year. The increase in total installation and service costs in 1998 from 1997 was partly the result of increases in related revenues in 1998 from 1997. As a percentage of installation and service revenue, installation and service costs were 67% during the six months ended June 30, 1998, compared to 114%, during the corresponding period in the prior fiscal year, due to the larger gross margins Mutual derives from its large commercial security system sales.

         Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 184% to approximately $3.9 million during the six months ended June 30, 1998, compared to approximately $1.3 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 113% to approximately $3.1 million during the six months ended June 30, 1998, compared to approximately $1.5 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's recent acquisitions of Mutual, Gator and Precision and the May 1997 purchase of 2,200 retail customers from Alarm Controls, Inc. Gross profit from installation and service activities increased by 799% to approximately $749,000 during the six months ended June 30, 1998, compared to a loss of approximately $107,000 during the corresponding period in the prior year, due to the profitability Mutual derives from its large commercial security system sales.

         General and administrative costs ("G&A") increased by 173% to approximately $2.3 million during the six months ended June 30, 1998, compared to approximately $828,000 during the corresponding period in the prior year. The increase in G&A costs in 1998 from 1997 is related primarily to the Company's acquisitions of Mutual (a comparably sized company), Gator and Precision and its growth in revenue, resulting in an increase in the Company's overhead cost structure. As a percentage of total revenues, G&A increased to 36% during the six months ended June 30, 1998, as compared to 32% in the corresponding period in the prior year.

         Amortization of customer contracts increased by 308% to approximately $1.7 million during the six months ended June 30, 1998, compared to approximately $418,000 during the corresponding period in the prior year. The increase in such costs resulted from the increase in the amount of capitalized customer contracts, which increased to a net balance of $28,319,710 at June 30, 1998 from $7,801,288 at June 30, 1997.

         Depreciation and amortization increased by 67% to approximately $263,000 during the six months ended June 30, 1998, compared to approximately $158,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $2.5 million at June 30, 1998 from approximately $1.0 million at June 30, 1997 as a result of (i) the Company's continued expansion activities and (ii) the acquisitions of Mutual, Gator and Precision (which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of approximately $1.5 million in goodwill was recorded in connection with the acquisitions, which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest expense increased 32% to approximately $582,000 during the six months ended June 30, 1998, compared to approximately $440,000 during the corresponding period in the prior year. The increase in interest expense resulted from additional debt incurred primarily in connection with acquiring subscriber accounts. The majority of such subscriber acquisition costs were financed by Heller. Total borrowings under the Renewed Credit Facility increased to approximately $12.2 million at June 30, 1998 from approximately $7.4 million at June 30, 1997.

         Net loss applicable to common stock for the six months ended June 30, 1998 was approximately $1.3 million, or $(0.11) per share, compared to a net loss of approximately $485,000, or $(0.07) per share, during the corresponding period of the prior fiscal year.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Total revenues for the three months ended June 30, 1998 increased 168% to approximately $3.6 million from approximately $1.4 million during the corresponding period in the prior year. Monitoring revenues for the three months ended June 30, 1998 increased to approximately $2.3 million, or 125% from approximately $1.0 million during the corresponding period of the prior fiscal year. Installation and service revenues for the three months ended June 30, 1998 increased by 291% to approximately $1.4 million, compared to approximately $346,000 during the corresponding period of the prior fiscal year. Total retail subscribers approximated 19,800 at June 30, 1998, compared to 10,900 at June 30, 1997, a net increase of 82%. The increase in revenues and number of subscribers in 1998 from 1997 is primarily attributable to the Company's recent acquisitions of Mutual, Gator and Precision (see Note 2 to the Consolidated Financial Statements).

         Total operating expenses for the three months ended June 30, 1998 increased 186% to approximately $4.0 million compared to approximately $1.4 milion during the corresponding period in the prior year. Monitoring expenses increased 158% to approximately $521,000, compared to approximately $202,000 during the corresponding period in the prior fiscal year. As a percentage of monitoring revenues during the three months ended June 30, 1998, monitoring expenses were 23%, compared to 20% during the corresponding period in the prior year. The increase in monitoring costs, in absolute as well as on a percentage basis, from 1997 to 1998 was a result of the significant increase in monitoring revenues and number of subscriber accounts, as well as the acquisition of Mutual, which operates its own central monitoring station. Installation and service costs during the three months ended June 30, 1998 increased by 67% to approximately $806,000, compared to approximately $481,000 during the corresponding period in the prior year. The increase in total installation and service costs in 1998 from 1997 was partly the result of increases in related revenues in 1998 from 1997. As a percentage of installation and service revenue, installation and service costs were 60% during the three months ended June 30, 1998, compared to 139%, during the corresponding period in the prior fiscal year, due to the larger gross margins Mutual derives from its large commercial security system sales.

         Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 243% to approximately $2.3 million during the three months ended June 30, 1998, compared to approximately $669,000 during the corresponding periods in the prior year. Gross profit from monitoring revenues increased by 117% to approximately $1.7 million during the three months ended June 30, 1998, compared to approximately $805,000 during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's recent acquisitions of Mutual, Gator and Precision. Gross profit from installation and service activities increased by 437% to approximately $525,000 during the three months ended June 30, 1998, compared to a loss of approximately $156,000 during the corresponding period in the prior year. This increase is due to the profitability Mutual derives from its large commercial security system sales.

         General and administrative costs ("G&A") increased by 247% to approximately $1.4 million during the three months ended June 30, 1998, compared to approximately $406,000 during the corresponding period in the prior year. The increase in G&A costs in 1998 from 1997 is related primarily to the Company's acquisition of Mutual (a comparably sized company), Gator and Precision and its growth in revenue, resulting in an increase in the Company's overhead cost structure. As a percentage of total revenues, G&A increased to 39% during the three months ended June 30, 1998, as compared to 30% during the corresponding period in the prior year.

         Amortization of customer contracts increased by 392% to approximately $1.1 million during the three months ended June 30, 1998, compared to approximately $224,000 during the corresponding period in the prior year. The increase in such costs resulted from the increase in the amount of capitalized customer contracts, which increased to a net balance of $28,319,710 at June 30, 1998 from $7,801,288 at June 30, 1997.

         Depreciation and amortization increased by 77% to approximately $140,000 during the three months ended June 30, 1998, compared to approximately $79,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $2.5 million at June 30, 1998 from approximately $1.0 million at June 30, 1997 as a result of (i) the Company's continued expansion activities and (ii) the acquisitions of Mutual, Gator and Precision (which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of approximately $1.5 million in goodwill was recorded in connection with the acquisitions, which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest expense increased 43% to approximately $347,000 during the three months ended June 30, 1998, compared to approximately $243,000 during the corresponding period in the prior year. The increase in interest expense resulted from additional debt incurred primarily in connection with acquiring subscriber accounts. The majority of such subscriber acquisition costs were financed by Heller. Total borrowings under the Renewed Credit Facility increased to approximately $12.2 million at June 30, 1998 from approximately $7.4 million at June 30, 1997.

         Net loss applicable to common stock for the three months ended June 30, 1998 was approximately $(904,000), or $(0.08) per share, compared to a net loss of approximately $(283,000), or $(0.04) per share, during the corresponding period of the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         In May 1997, the Company refinanced its existing credit facility with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from an existing $7,000,000 to $15,000,000. In connection with the acquisition of Mutual (see Note 2), the Renewed Credit Facility was further amended to increase the maximum available to $20,000,000. The Renewed Credit Facility expires in May 2001 and shall automatically renew from year to year thereafter, unless terminated by either party. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined). The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of June 30, 1998.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         Net cash provided by operating activities during the six months ended June 30, 1998 was approximately $1.3 million. The Company incurred a net loss of approximately $944,000 during such period; however, included in such loss was depreciation and amortization expense, amortization of customer contracts expense and amortization of deferred financing costs totaling approximately $2.1 million, bad debt provision of approximately $296,000, cash outflows of approximately $1.3 million related to increases in accounts receivable and other assets and cash inflows of approximately $1.2 million related to net increases in liabilities.

         Net cash used in investing activities was approximately $16.4 million during the six months ended June 30, 1998 and was comprised of approximately $14.3 million used in the acquisitions of Mutual, Gator and Precision, the purchase and placement of customer accounts of approximately $1.4 million and the purchases of fixed assets of approximately $663,000.

         Net cash provided by financing activities was approximately $15.3 million during the six months ended June 30, 1998, consisting of net proceeds from issuance of preferred stock of approximately $4.0 million, proceeds under borrowings from Heller of approximately $12.7 million reduced by repayments to Heller and other long-term debt of approximately $1.3 million. The Company's cash balance was $333,322 at June 30, 1998.

         Total shareholders' equity was $17,278,176 at June 30, 1998, increasing by a net amount of $8,261,950 during the six months ended June 30, 1998. The net increase resulted from the investment in the Company by Westar Security, Inc. ("Westar") and the issuance of Class A Stock in connection with the acquisitions of Mutual, Gator and Precision less the net loss of approximately $944,000.

         As discussed in the Company's 1997 Form 10-KSB, in Part I, Item I "Recent Developments", Westar is a wholly-owned subsidiary of Protection One, Inc. which is a majority-owned subsidiary of Western Resources, Inc. The Company believes that its strategic alliance with affiliates of Western Resources, Inc. will help the Company's competitive position by (i) improving the Company's financial strength by increasing the Company's equity; (ii) lowering its cost of capital; (iii) improving its appeal to potential sellers of alarm accounts or alarm companies and (iv) improving and expanding acquisition and investment opportunities made available to the Company.

         The Company does not currently have any significant commitments for capital outlays.

YEAR 2000 COMPLIANCE

         The Company had previously received assurance from Monitoring Automation Systems (MAS), the supplier of the Company's monitoring and financial software, that all applications in its software are Year 2000 compliant. In a recent technical bulletin received from MAS, the Company was informed that all of the MAS monitoring, database and billing systems are Year 2000 compliant, however, its general ledger and accounts payable programs are not. The Company is in the final stages of selecting Year 2000 compliant general ledger and accounts payable software, which it intends to install by early 1999.

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

                          GUARDIAN INTERNATIONAL, INC.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following issuances were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended:

         On April 27, 1998, the Company issued 194,269 shares of Class A Stock, pursuant to a Stock Purchase Agreement dated April 27, 1998, as partial consideration in acquiring all of the outstanding common stock of Precision (see
Note 2 to the Consolidated Financial Statements).

                                        DATE OF             NUMBER OF
           PURCHASER                   PURCHASE           COMMON SHARES
           ---------                   --------           -------------
           David Weston                 4/27/98              194,269

         On May 4, 1998, the Company issued 5,513 shares of Class A Stock, for services performed in connection with an acquisition by the Company in December 1997.

                                        DATE OF             NUMBER OF
           PURCHASER                   PURCHASE           COMMON SHARES
           ---------                   --------           -------------
           Terry E. Akins               5/4/98                5,513

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         Effective April 15, 1998 a majority of the Class A Voting Common Stock of the Company executed a Written Consent (the "Consent") in lieu of a meeting. All directors nominated were elected in the Consent. For the election of directors, results were as follows:

Harold Ginsburg     For:  6,125,557      Against:  0
Sheilah Ginsburg    For:  6,125,557      Against:  0
Richard Ginsburg    For:  6,125,557      Against:  0
Darius G. Nevin     For:  6,125,557      Against:  0
William Remington   For:  6,125,557      Against:  0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT NO.  DESCRIPTION
     -----------  -----------

         3(i)     Articles of Incorporation dated October 30, 1986 incorporated by reference to Exhibit 3(i) of the Company's Form 10-SB filed
                  May 6, 1996
         3(i)(a)  Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(a) the Company's Form 10-SB filed
                  May 6, 1996
         3(i)(b)  Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(b) of the Company's Form 10-SB filed
                  May 6, 1996
         3(i)(c)  Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(c) of the Company's Form 10-SB/A filed January 24, 1997
         3(ii)    Amended and Restated By-Laws of the Company incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-QSB filed as of November 14, 1997
         4(a)     Specimen Stock Certificate incorporated by reference to
                  Exhibit 4 of the Company's Form 10-SB12G as of June 18, 1996
         4(b)     Certificate of the Designations, Voting Power, Preferences and
                  Relative, Participating, Optional and Other Special Rights and
                  Qualifications, Limitations or Restrictions of Preferred
                  Stock, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on February 23,
                  1998 designating the second series of Preferred Stock of the
                  Company as Series B 10 1/2% Convertible Cumulative Preferred
                  Stock, par value $.001 per share, incorporated by reference to
                  Exhibit 4(c) of the Company's Form 10-KSB filed March 31,
                  1998.
         4(c)     Amendment to Certificate of the Designations, Voting Power,
                  Preferences and Relative, Participating, Optional and Other
                  Special Rights and Qualifications, Limitations or Restrictions
                  of the Series A 9 3/4% Convertible Cumulative Preferred Stock,
                  par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of
                  Nevada on March 13, 1998, incorporated by reference to Exhibit
                  4(d) of the Company's Form 10-KSB filed March 31, 1998.
         4(d)     Amendment to Certificate of the Designations, Voting Power,
                  Preferences and Relative, Participating, Optional and Other
                  Special Rights and Qualifications, Limitations or Restrictions
                  of the Series B 10 1/2% Convertible Cumulative Preferred
                  Stock, par value $.001 per share, of Guardian International,
                  Inc., filed in the Office of the Secretary of State of the
                  State of Nevada on March 13, 1998, incorporated by reference to Exhibit 4(e) of the Company's Form 10-KSB filed March 31,
                  1998.
         10(a)    Stock Purchase Agreement dated as of April 27, 1998.
         10(b)    Employment Agreement with David Weston between Precision and the Company dated as of April 27, 1998.
         10(c)    Indemnification Agreement between sellers of Precision and the
                  Company dated April 27, 1998.
         10(d)    Confidentiality, Noncompetition and Nonsolicitation Agreement
                  with Alan Dubow dated April 27, 1998.
         10(e)    Confidentiality, Noncompetition and Nonsolicitation Agreement
                  with Richard Clark dated April 27, 1998.
         10(f)    Confidentiality, Noncompetition and Nonsolicitation Agreement
                  with Jeff Chivers dated April 27, 1998.
         27       Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of August, 1998.

                                                    GUARDIAN INTERNATIONAL, INC.

                                                    By: /S/ DARIUS G. NEVIN
                                                        ------------------------
                                                        Darius G. Nevin
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  ------------

10(a)    Stock Purchase Agreement dated as of April 27, 1998.

10(b) Employment Agreement with David Weston between Precision and the Company dated as of April 27, 1998.

10(c) Indemnification Agreement between sellers of Precision and the Company dated April 27, 1998.

10(d) Confidentiality, Noncompetition and Nonsolicitation Agreement with Alan Dubow dated April 27, 1998.

10(e) Confidentiality, Noncompetition and Nonsolicitation Agreement with Richard Clark dated April 27, 1998.

10(f) Confidentiality, Noncompetition and Nonsolicitation Agreement with Jeff Chivers dated April 27, 1998.

27       Financial Data Schedule (for SEC use only) E-1