Form 10QSB
period 1998-09-30
GUARDIAN INTERNATIONAL INC
filed 1998-11-16
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                             YES      X       NO _____
                                    -----

         As of November 13, 1998, there were 8,582,241 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           Transitional Small Business Disclosure Format (check one):

                                YES ____ NO _X__

                          GUARDIAN INTERNATIONAL, INC.

                                Table of Contents

                                                                                                 Page No.
                                                                                                 --------
PART I         FINANCIAL INFORMATION

Item 1.        Financial  Statements

                  Consolidated Balance Sheets as of September 30, 1998
                      and December 31, 1997                                                           1

                  Consolidated Statements of Operations  for the Three and
                     Nine Month Periods Ended  September 30, 1998 and 1997                            2

                  Consolidated Statements of Cash Flows for the Nine Month
                     Periods Ended September 30, 1998 and 1997                                        3

                  Consolidated Statement of Changes in Shareholders' Equity
                     for the Nine Month Period Ended September 30, 1998                               4

                  Notes to Consolidated Financial Statements                                          5

Item 2.        Management's Discussion and Analysis                                                   9

PART II        OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                                             18

Item 6.        Exhibits and Reports on Form 8-K                                                      18


PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                   September 30,     December 31,
                                                                                       1998              1997
                                                                                       ----              ----
                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $   503,126     $    94,313
     Accounts receivable, net of allowance for doubtful accounts of
      $406,999 and $198,848, respectively                                              2,313,289         539,512
     Other                                                                               770,684         121,223
                                                                                    ------------     -----------
          Total current assets                                                         3,587,099         755,048
                                                                                    ------------     -----------

Property and equipment, net                                                            1,863,678         729,058
Customer accounts, net                                                                30,513,599       8,048,495
Goodwill and other intangible assets, net                                              2,825,860       1,514,951
Deposits and other assets                                                                204,460          27,506
                                                                                    ------------     -----------
          Total assets                                                               $38,994,696     $11,075,058
                                                                                    ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                            $ 3,061,826    $    781,879
    Unearned revenue                                                                   3,034,946         242,168
    Current portion of long term obligations                                              77,471          73,201
                                                                                    ------------     -----------
          Total current liabilities                                                    6,174,243       1,097,248
                                                                                    ------------     -----------

Unearned revenue                                                                         989,797               -
Long term obligations, less current portion                                           14,773,510         961,584
                                                                                    ------------     -----------
          Total liabilities                                                           21,937,550       2,058,832
                                                                                    ------------     -----------

Shareholders' equity:
Preferred stock, $.001 par value, 30,000,000 shares authorized:
   Series A preferred stock, 2,037,133 and 1,894,033  shares issued and
   outstanding, respectively                                                               2,037           1,894
   Series B preferred stock, 1,704,232 and 0 shares issued and
   outstanding, respectively                                                               1,704               -
Class A voting common stock, $.001 par value, 100,000,000 shares
   authorized, 11,569,241 and 9,003,804 shares issued; and                                11,569           9,004
   11,562,241 and 8,996,804 shares outstanding, respectively
Class B non voting common stock, $.001 par value, 634,035 shares
   authorized, issued and outstanding, respectively                                          634             634
Additional paid-in capital                                                            22,315,360      12,091,050
Accumulated deficit                                                                   (5,267,720)     (3,079,918)
Treasury shares, at cost                                                                  (6,438)         (6,438)
                                                                                    ------------     -----------
           Total Shareholders' Equity                                                 17,057,146       9,016,226
                                                                                    ------------     -----------
           Total Liabilities and Shareholders' Equity                                $38,994,696     $11,075,058
                                                                                    ============     ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months               For the Nine Months
                                                         Ended September 30,               Ended September 30,
                                                         -------------------               -------------------
                                                        1998            1997              1998             1997
                                                        ----            ----              ----             ----
Revenues:
     Monitoring                                        $2,478,262     $  1,016,747      $ 6,472,840     $  2,836,102
     Installation and service                           1,911,866          460,236        4,149,185        1,237,948
                                                       ----------     ------------     ------------     ------------
          Total revenues                                4,390,128        1,476,983       10,622,025        4,074,050
                                                       ----------     ------------     ------------     ------------

Operating expenses:
     Monitoring                                           551,822          192,632        1,430,165          546,061
     Installation and service                           1,417,942          408,909        2,905,824        1,293,882
     General and administrative                         1,393,995          646,091        3,655,458        1,474,503
     Amortization of customer contracts                 1,128,165          350,385        2,830,868          768,212
     Depreciation and amortization                        153,896           88,009          417,240          245,573
                                                       ----------     ------------     ------------     ------------
          Total operating expenses                      4,645,820        1,686,026       11,239,555        4,328,231
                                                       ----------     ------------     ------------     ------------

          Loss from operations                           (255,692)        (209,043)        (617,530)        (254,181)

Interest expense                                          441,340          284,081        1,023,494          724,201
                                                       ----------     ------------     ------------     ------------

          Loss before income taxes                       (697,032)        (493,124)      (1,641,024)        (978,382)

Provision for income taxes                                      -                -                -                -
                                                       ----------     ------------     ------------     ------------

          Net loss                                       (697,032)        (493,124)      (1,641,024)        (978,382)

Preferred stock dividends                                (209,776)               -         (546,778)               -
                                                       ----------     ------------     ------------     ------------

          Net loss applicable to common stock           $(906,808)       $(493,124)     $(2,187,802)       $(978,382)
                                                       ==========     ============     ============     ============

Loss per common share                                     $ (0.08)         $ (0.07)         $ (0.19)         $ (0.14)
                                                       ==========     ============     ============     ============

Weighted average shares outstanding                    12,061,192        6,980,839       11,495,113        6,960,304
                                                       ==========     ============     ============     ============


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                         1998              1997
                                                                                         ----              ----
Cash flows from operating activities:
     Net loss                                                                       $ (1,641,024)     $ (978,382)
       Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
          Depreciation and amortization                                                   417,240        245,573
          Amortization of customer accounts                                             2,830,868        743,726
          Amortization of deferred financing costs                                        193,442        148,877
          Provision for doubtful accounts                                                 379,834        112,972
     Changes in assets and liabilities:
          Accounts receivable                                                            (796,626)      (275,865)
          Intangible assets, deposits and other assets                                   (656,368)      (131,182)
          Accounts payable and accrued liabilities                                        892,114         82,468
          Unearned revenue                                                                539,738        123,655
                                                                                    -------------     ----------
               Net cash provided by operating activities                                2,159,218         71,842
                                                                                    -------------     ----------
Cash flows used in investing activities:
     Purchase of fixed assets                                                          (1,087,963)      (139,522)
     Business acquisitions, net of cash acquired                                      (16,629,340)             -
     Purchase and placement of customer accounts                                       (1,751,156)    (3,154,090)
                                                                                    -------------     ----------
               Net cash used in investing activities                                  (19,468,459)    (3,293,612)
                                                                                    -------------     ----------

Cash flows from financing activities:
     Payments of long term obligations                                                 (1,750,095)    (2,818,516)
     Proceeds from line of credit                                                      15,505,144      5,175,723
     Issuance of preferred stock, net of issuance costs                                 3,963,005         (6,438)
                                                                                    -------------     ----------
               Net cash provided by financing activities                               17,718,054      2,350,769
                                                                                    -------------     ----------

               Net increase (decrease) in cash and cash equivalents                       408,813       (871,001)

Cash and cash equivalents, beginning of period                                             94,313      1,037,861
                                                                                    -------------     ----------
Cash and cash equivalents, end of period                                             $    503,126     $  166,860
                                                                                    =============     ==========

Supplemental disclosures:
     Interest paid                                                                   $    639,453     $  568,264
                                                                                    =============     ==========
Non cash investing and financing activities:
    Financed acquisition of property and equipment                                   $          -     $  166,168
    Recognition of Class B common stock to be issued                                            -        130,500
    Accrue commitment fee to senior lender                                                      -        112,500
    Issuance of common stock to purchase customer contracts                                     -         39,000
    Write off of note receivable from sale of stock                                             -        201,358
    Issuance of Class A common stock and options in consideration
        for business acquisitions                                                       5,705,157              -
    Stock dividends on Series A and Series B preferred stock                              546,778              -

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                         Preferred Stock        Preferred Stock          Common Stock       Common Stock
                                            Series A               Series B                 Class A              Class B
                                            --------               --------                 -------              -------
                                        Shares     Amount      Shares     Amount      Shares      Amount     Shares     Amount
                                        ------     ------      ------     ------      ------      ------     ------     ------
        Balance, December 31, 1997     1,894,033    $ 1,894           -   $      -    9,003,804    $ 9,004    634,035     $  634

        Stock dividend on Series A
        preferred stock                  143,100        143           -          -            -          -          -          -
        Stock dividend on Series B
        preferred stock                        -          -     104,232        104            -          -          -          -
        Issuance of Series B
        preferred stock, net of
        issuance costs of $13,855              -          -   1,600,000      1,600            -          -          -          -
        Issuance of Class A common
        stock, net of issuance                 -          -           -          -    2,565,437      2,565          -          -
        costs of $23,139
        Issuance of options                    -          -           -          -            -          -          -          -
        Net loss                               -          -           -                       -          -          -          -
                                      ----------    -------   ---------    -------   ----------   --------    -------     ------

        Balance September 30, 1998     2,037,133    $ 2,037   1,704,232    $ 1,704   11,569,241   $ 11,569    634,035     $  634
                                      ==========    =======   =========    =======   ==========   ========    =======     ======


(RESTUBBED TABLE)

                                      Additional
                                        Paid-in      Accumulated    Treasury
                                        Capital        Deficit        Shares        Total
                                        -------        -------        ------        -----

Balance, December 31, 1997           $12,091,050   $ (3,079,918)  $  (6,438)     $9,016,226

Stock dividend on Series A
preferred stock                          286,055       (286,198)           -              -
Stock dividend on Series B
preferred stock                          260,476       (260,580)           -              -
Issuance of Series B
preferred stock, net of
issuance costs of $13,855              3,984,545               -           -      3,986,145
Issuance of Class A common
stock, net of issuance                 5,061,234               -           -      5,063,799
costs of $23,139
Issuance of options                      632,000               -           -        632,000
Net loss                                       -      (1,641,024)          -     (1,641,024)
                                     -----------    ------------   ---------    -----------

Balance September 30, 1998           $22,315,360    $ (5,267,720)  $  (6,438)   $17,057,146
                                     ===========    ============   =========    ===========

                     The accompanying notes to consolidated
         financial statements are an integral part of these statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-KSB and with the Form SB-2 dated August 13, 1998.

     Reclassification
     ----------------

     Certain 1997 amounts in the consolidated statements of operations have been reclassified to conform to the 1998 presentation. Such reclassifications have no impact on the net loss reported for 1997.

2.   ACQUISITIONS

     In August 1998, the Company acquired a New York-based alarm company for approximately $2.4 million in cash consideration and 289,018 shares of Class A Common Stock. The acquisition agreement also contains a provision whereby a net working capital surplus (as defined) will be distributed to the former owners. This amount will be finalized and paid in the final quarter of 1998. The Company funded the cash portion of the acquisition using borrowings under its facility with its senior lender (see Note 6). The transaction was accounted for under the purchase method of accounting. The acquisition increased the Company's customer base by approximately 875 subscribers.

     In addition to the above acquisition, the Company made three other acquisitions in the nine months ended September 30, 1998. Following is a summary of the Company's 1998 acquisitions, all of which were accounted for under the purchase method of accounting:

                                             Purchase Price
                                       ---------------------------------
                                                         Class A            Number of
       Company Acquired                Cash            Common Stock        Subscribers
       ----------------                ----            ------------        -----------
       Mutual                          $10,522,713      1,981,700 shares      2,583
       All others                        6,895,057        578,224 shares      5,840
                                       -----------      ---------             -----
                                       $17,417,770      2,559,924 shares      8,423
                                       ===========      =========             =====

     In conjunction with these acquisitions, net cash consideration paid was as follows:

        Assets acquired                      $27,814,743
        Liabilities assumed                   (4,691,816)
        Equity issued                         (5,705,157)
                                           -------------
        Cash paid                             17,417,770
        Less - cash acquired                    (788,430)
                                           -------------
        Net cash paid                        $16,629,340
                                           =============

3.    CUSTOMER ACCOUNTS

     The following is an analysis of the changes in acquired customer accounts for the nine months ended September 30, 1998:

           Balance, December 31, 1997                                  $ 8,048,495
              Purchase of customer accounts from dealers                   610,922
              Customer accounts acquired in acquisitions                23,544,817
              Internally generated accounts                              1,703,877
              Charges against contract holdbacks                          (152,585)
              Amortization of internally generated accounts
                charged to installation and service expense               (411,059)
              Amortization of customer accounts                         (2,830,868)
                                                                       -----------
           Balance, September 30, 1998                                 $30,513,599
                                                                       ===========

     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $61,529 and $292,297 at September 30, 1998 and December 31, 1997, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net, consist of the following:

                                                                Amortization         September 30,        December 31,
                                                                   Period                 1998               1997
                                                                   ------                 ----               ----
       At cost:
          Goodwill                                                  10 years            $2,623,872         $1,223,000
          Deferred financing costs                                  3 years                788,243            695,686
          Covenant not to compete and other                       5 - 10 years             394,303            203,187
                                                                                       -----------         ----------
                                                                                         3,806,418          2,121,873
       Accumulated amortization                                                           (980,558)          (606,922)
                                                                                       -----------         ----------
                                                                                        $2,825,860         $1,514,951
                                                                                       ===========         ==========

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                              September 30,       December 31,
                                                                   1998              1997
                                                                   ----              ----
       Trade accounts payable                                    $  851,740          $192,900
       Contract holdbacks                                            61,529           292,297
       Accrued commitment fee                                             -            85,266
       Accrued expenses                                           2,148,557           211,416
                                                                -----------          --------
                                                                 $3,061,826          $781,879
                                                                ===========          ========

6.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following:

                                                               September 30,         December 31,
                                                                    1998                1997
                                                                    ----                ----
       Credit facility with financial institution                 $14,587,043          $752,898
       Obligation for assets under capital lease                      117,331           136,267
       Equipment notes payable and other                              146,607           145,620
                                                                 ------------      ------------
                                                                   14,850,981         1,034,785
       Less-current portion                                           (77,471)          (73,201)
                                                                 ------------      ------------
                                                                  $14,773,510         $ 961,584
                                                                 ============      ============

     In connection with the acquisition of Mutual (see Note 2), the Company amended its credit facility (the "Renewed Credit Facility") with Heller Financial, Inc., the Company's senior lender. Under the Renewed Credit Facility, borrowings will bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At September 30, 1998, the debt was bearing interest at varying rates. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined). In relation to the investment by Westar Security, Inc. (see Note 7. "Subsequent Events" below), in October 1998, Heller consented to increase the Company's borrowing base and made other amendments to conform the agreement with the activities discussed below in Note 7. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or making of other distributions to the Company's shareholders. The Company believes it was in compliance with all such covenants as of September 30, 1998.

7.   SUBSEQUENT EVENTS

     Stock Repurchase Program
     ------------------------

     On October 12, 1998, the Company's Board of Directors authorized the repurchase of up to $1 million of Guardian Common Stock in the open market over the next eighteen months. Repurchase decisions will be based on comparisons of Guardian's trading price as a multiple of common industry performance measurements compared to the selling prices of private security monitoring companies as a multiple of those same parameters.

     Westar Security, Inc. Investment
     --------------------------------

     On October 21, 1998, Westar Security, Inc. ("Westar"), a subsidiary of Protection One, Inc. and Western Resources, Inc., purchased 10,000 shares of Series D 6% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), of the Company for $10 million.

     The proceeds of the sale of the Series D Preferred Stock will be used to pay down long-term debt, which will position the Company to make further acquisitions and to carry out other corporate purposes including the stock repurchase program.

     In addition on October 21, 1998, Westar exchanged its existing equity holdings in Guardian (2,980,000 million shares of Class A Common Stock, 2,037,133 million shares of Guardian Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), and 1,704,232 million shares of Guardian Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series B Preferred Stock")) for 16,397 shares of Series C 7% Redeemable Cumulative Preferred Stock, par value $.001 ("Series C Preferred Stock"), of the Company. After giving effect to the transactions, Guardian will have approximately 9.2 million shares of Common Stock outstanding including 634,035 shares of Class B Non-Voting Common Stock, par value $.001 per share. The Company has retired the Series A Preferred Stock and the Series B Preferred Stock, subsequent to the exchange transaction.

     Under Generally Accepted Accounting Principles, the Series C Preferred Stock is considered temporary equity and will be presented in the mezzanine section of the Company's consolidated balance sheet.

     The pro forma effect of the October transactions discussed above had they occurred on September 30, on extracts from the unaudited pro forma consolidated balance sheet is reflected below:

                                                                 September 30,
                                                                     1998                                     Pro forma
                                                                 -------------        Pro forma              September 30,
                                                                  (Unaudited)          Entries                   1998
                                                                                                                 ----
Long term obligations, less current portion                           14,773,510     (10,000,000)      (2)       4,773,510
Reedemable preferred stock                                                     -      16,397,000       (1)      16,397,000

Shareholders' equity:
Preferred stock, $.001 par value, 30,000,000 shares authorized:
   Series A preferred stock, 2,037,133 shares issued and                   2,037          (2,037)      (1)               -
   outstanding
   Series B preferred stock, 1,704,232 shares issued and                   1,704          (1,704)      (1)               -
   outstanding
   Series D  preferred  stock, 10,000 shares issued and                        -              10       (2)              10
   outstanding
Class A voting common stock, $.001 par value, 100,000,000
   shares authorized, 11,569,241 issued and 8,582,241
   shares outstanding                                                     11,569               -                    11,569
Class B non voting common stock,  $.001 par value,  634,035
   shares authorized, issued and
   Outstanding, respectively                                                 634               -                       634
Additional paid-in capital                                            22,315,360       1,668,887   (1),(2)      23,984,247
Accumulated deficit                                                   (5,267,720)              -                (5,267,720)
Treasury shares, at cost                                                  (6,438)     (8,062,156)      (1)      (8,068,594)
                                                                    ------------   -------------             -------------
           Total Shareholders' Equity                                 17,057,146      (6,397,000)               10,660,146
                                                                    ------------   -------------             -------------
           Total Liabilities and Shareholders' Equity                $38,994,696   $           -               $38,994,696
                                                                    ============   =============             =============

(1) Exchange of existing equity holdings
(2) Issuance of Series D Preferred Stock and pay down of long-term debt

                          GUARDIAN INTERNATIONAL, INC.

Item 2.  Management's Discussion and Analysis

Introductory Note

FORWARD-LOOKING STATEMENTS.

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve risks and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. Information with respect to these risks and uncertainties is included in the Company's Form SB-2 filed with the Securities and Exchange Commission on August 13, 1998.

Overview

         The majority of the Company's revenues is derived from recurring payments for the monitoring and maintenance of security and fire systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenues is derived from the sale and installation of security and fire systems and the servicing and upgrades of such installed systems. Monitoring and service revenues are recognized as the service is provided. On installations for which the Company retains title to the electronic security systems, the excess of installation revenue over estimated selling costs is amortized over the initial term of the related service/monitoring contract (generally five years). All other installation revenues are recognized in the period in which installation occurs. All direct installation costs, which include materials, labor and installation overhead are capitalized and amortized over a five year period. In most cases, when the Company maintains ownership of the equipment, the costs of such equipment are capitalized to property and equipment and amortized over seven to ten years.

         Alarm monitoring revenues generate significant gross margins, whereas installation and service activity may result in direct costs exceeding revenues. Management believes, however, that such installation and service activity is necessary for the generation and retention of alarm monitoring subscribers.

         The Company's objective is to provide residential and commercial security services to an increasing number of subscribers. The Company's growth strategy is to enhance its position in the security alarm monitoring industry in Florida and in the Metropolitan New York City area by increasing the number and density of subscribers for whom it provides services. The Company is pursuing this strategy through a balanced growth plan involving incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets and growth of the Company's core business through referrals and traditional local marketing. The Company believes that increasing the number and density of its subscribers will help it to achieve economies of scale and enhance results of operation. The Company also regularly reviews opportunities for expanding its operations into other large metropolitan markets.

Key Operating Measures

         The Company believes that EBITDA, Monthly Recurring Revenue ("MRR") and MRR Attrition are key measurements of performance in the security monitoring industry.

         EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net earnings nor is it indicative of the Company's operating performance or of cash flows available to fund all the Company's cash needs. Items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. Management believes presentation of EBITDA enhances an understanding of the Company's financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs as well as to provide funds for growth. In addition, EBITDA has been used by the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations and net losses. The following table provides a calculation of EBITDA for the three month and nine month periods ended September 30, 1998 and 1997:

                                                   For the Three Months Ended      For the Nine Months Ended
                                                          September 30,                   September 30,
                                                          -------------                   -------------
                                                      1998           1997            1998             1997
                                                      ----           ----            ----             ----
                                                          (Unaudited)                     (Unaudited)
    Net loss                                          $(697,032)     $(493,124)      $(1,641,024)      $(978,382)

    Plus:
         Amortization of customer contracts           1,128,165        350,385         2,830,868         768,212
         Depreciation and amortization                  153,896         88,009           417,240         245,573
         Interest expense                               441,340        284,081         1,023,494         724,201
                                                    -----------      ---------        ----------       ---------

              EBITDA                                $ 1,026,369      $ 229,351        $2,630,578       $ 759,604
                                                    ===========      =========        ==========       =========

         Monthly Recurring Revenue. MRR represents the monthly recurring revenue the Company is entitled to receive under subscriber contracts in effect at the end of the period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company and as a key factor in assessing the value of a company. It does not measure profitability or performance, and does not include any allowance for future subscriber attrition or uncollectible accounts receivable. MRR at September 30, 1998 and 1997 was approximately $860,000 and $320,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference of gross MRR lost as the result of canceled subscriber accounts less MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the nine months ended September 30, 1998 and 1997 was less than 10%, on an annualized basis.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated for consolidated operations.

                                                          Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                            ---------------           ---------------
                                                            1998       1997            1998      1997
                                                            ----       ----            ----      ----
Revenues:
   Monitoring                                                56.5        68.8            60.9      69.6
   Installation and service                                  43.5        31.2            39.1      30.4
                                                           ------      ------          ------    ------
Total revenues                                              100.0       100.0           100.0     100.0

Operating expenses
   Monitoring                                                12.6        13.0            13.5      13.4
   Installation and service                                  32.3        27.7            27.4      31.8
   General and administrative                                31.8        43.7            34.4      36.2
                                                           ------      ------          ------    ------
                                                             76.7        84.4            75.3      81.4
                                                           ------      ------          ------    ------
Income before interest expense, amortization and
   depreciation                                              23.3        15.6            24.7      18.6
                                                           ------      ------          ------    ------

Interest expense                                             10.1        19.2             9.6      17.8
Amortization of customer contracts                           25.7        23.7            26.7      18.9
Depreciation and amortization                                 3.5         6.0             3.9       6.0
                                                           ------      ------          ------    ------
                                                             39.3        48.9            40.2      42.7
                                                           ------      ------          ------    ------
Net loss                                                    (16.0)      (33.3)          (15.5)    (24.1)
                                                           ======      ======          ======    ======

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

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Revenue. Total revenues for the nine months ended September 30, 1998 increased 161% to approximately $10.6 million from approximately $4.1 million during the corresponding period in the prior year. Monitoring revenues for the nine months ended September 30, 1998 increased to approximately $6.5 million, or 128%, from approximately $2.8 million during the corresponding period of the prior year. Installation and service revenues for the nine months ended September 30, 1998 increased by 235% to approximately $4.1 million, compared to approximately $1.2 million during the corresponding period of the prior year. Total retail subscribers approximated 21,000 at September 30, 1998, compared to 11,800 at September 30, 1997, a net increase of 78%. The increase in revenues and number of subscribers in 1998 from 1997 is primarily attributable to the Company's 1998 acquisitions (see Note 2 to the Consolidated Financial Statements).

         Operating Expenses. Total operating expenses for the nine months ended September 30, 1998 increased 141% to approximately $8.0 million, compared to approximately $3.3 million during the corresponding period in the prior year. Monitoring expenses increased 162% to approximately $1.4 million, compared to approximately $546,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the nine months ended September 30, 1998, monitoring expenses were 22%, compared to 19% during the corresponding period in the prior year. The increase in monitoring costs, in absolute as well as on a percentage basis, from 1997 to 1998 was a result of the significant increase in monitoring revenues and number of subscriber accounts, as well as the acquisition of Mutual, which operates its own central monitoring station. Installation and service costs during the nine months ended September 30, 1998 increased by 125% to approximately $2.9 million, compared to approximately $1.3 million during the corresponding period in the prior year. The increase in total installation and service costs in 1998 from 1997 was partly the result of increases in related revenues in 1998 from 1997. As a percentage of installation and service revenue, installation and service costs were 70% during the nine months ended September 30, 1998, compared to 105%, during the corresponding period in the prior year, due to the larger gross margins Mutual derives from its large commercial security system sales.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 181% to approximately $6.3 million during the nine months ended September 30, 1998, compared to approximately $2.2 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 120% to approximately $5.0 million during the nine months ended September 30, 1998, compared to approximately $2.3 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1998 acquisitions. Gross profit from installation and service activities increased to approximately $1.2 million during the nine months ended September 30, 1998, compared to a loss of approximately $56,000 during the corresponding period in the prior year, due to the profitability Mutual derives from its large commercial security system sales.

         General and Administrative. General and administrative costs ("G&A") increased by 148% to approximately $3.7 million during the nine months ended September 30, 1998, compared to approximately $1.5 million during the corresponding period in the prior year. The increase in G&A costs in 1998 from 1997 is related primarily to the Company's 1998 acquisitions and its growth in revenue, resulting in an increase in the Company's overhead cost structure. As a percentage of total revenues, G&A decreased to 34% during the nine months ended September 30, 1998, as compared to 36% in the corresponding period in the prior year.

         Amortization of Customer Contracts. Amortization of customer contracts increased by 268% to approximately $2.8 million during the nine months ended September 30, 1998, compared to approximately $768,000 during the corresponding period in the prior year. The increase in such costs resulted from the increase in the amount of capitalized customer contracts, which increased to a net balance of $30,513,599 at September 30, 1998 from $7,573,813 at September 30, 1997.

         Depreciation and Amortization. Depreciation and amortization increased by 70% to approximately $417,000 during the nine months ended September 30, 1998, compared to approximately $246,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $2.9 million at September 30, 1998 from approximately $1.2 million at September 30, 1997 as a result of (i) the Company's continued expansion activities and (ii) the Company's 1998 acquisitions (which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of approximately $1.4 million in goodwill was recorded in connection with the acquisitions, which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest Expense. Interest expense increased 41% to approximately $1.0 million during the nine months ended September 30, 1998, compared to approximately $724,000 during the corresponding period in the prior year. The increase in interest expense resulted from additional debt incurred primarily in connection with acquiring subscriber accounts. The majority of such subscriber acquisition costs were financed by Heller. Total borrowings under the Renewed Credit Facility increased to approximately $14.6 million at September 30, 1998 from approximately $7.7 million at September 30, 1997.

         Net Loss. Net loss applicable to common stock for the nine months ended September 30, 1998 was approximately $2.2 million, or $(0.19) per share, compared to a net loss of approximately $978,000, or $(0.14) per share, during the corresponding period of the prior year.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Revenue. Total revenues for the three months ended September 30, 1998 increased 197% to approximately $4.4 million from approximately $1.5 million during the corresponding period in the prior year. Monitoring revenues for the three months ended September 30, 1998 increased to approximately $2.5 million, or 144% from approximately $1.0 million during the corresponding period of the prior year. Installation and service revenues for the three months ended September 30, 1998 increased by 315% to approximately $1.9 million, compared to approximately $460,000 during the corresponding period of the prior year. Total retail subscribers approximated 21,000 at September 30, 1998, compared to 11,800 at September 30, 1997, a net increase of 78%. The increase in revenues and number of subscribers in 1998 from 1997 is primarily attributable to the Company's 1998 acquisitions (see Note 2 to the Consolidated Financial Statements).

         Operating Expenses. Total operating expenses for the three months ended September 30, 1998 increased 170% to approximately $3.4 million compared to approximately $1.2 million during the corresponding period in the prior year. Monitoring expenses increased 186% to approximately $552,000, compared to approximately $193,000 during the corresponding period in the prior fiscal year. As a percentage of monitoring revenues during the three months ended September 30, 1998, monitoring expenses were 22%, compared to 19% during the corresponding period in the prior year. The increase in monitoring costs, in absolute as well as on a percentage basis, from 1997 to 1998 was a result of the significant increase in monitoring revenues and number of subscriber accounts, as well as the acquisition of Mutual, which operates its own central monitoring station. Installation and service costs during the three months ended September 30, 1998 increased by 247% to approximately $1.4 million, compared to approximately $409,000 during the corresponding period in the prior year. The increase in total installation and service costs in 1998 from 1997 was partly the result of increases in related revenues in 1998 from 1997. As a percentage of installation and service revenue, installation and service costs were 74% during the three months ended September 30, 1998, compared to 89%, during the corresponding period in the prior year, due to the larger gross margins Mutual derives from its large commercial security system sales.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 176% to approximately $2.4 million during the three months ended September 30, 1998, compared to approximately $875,000 during the corresponding periods in the prior year. Gross profit from monitoring revenues increased by 134% to approximately $1.9 million during the three months ended September 30, 1998, compared to approximately $824,000 during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1998 acquisitions. Gross profit from installation and service activities increased by 861% to approximately $493,000 during the three months ended September 30, 1998, compared to approximately $51,000 during the corresponding period in the prior year. This increase is primarily due to the profitability Mutual derives from its large commercial security system sales.

         General and Administrative. General and administrative costs ("G&A") increased by 116% to approximately $1.4 million during the three months ended September 30, 1998, compared to approximately $646,000 during the corresponding period in the prior year. The increase in G&A costs in 1998 from 1997 is related primarily to the Company's 1998 acquisitions and its growth in revenue, resulting in an increase in the Company's overhead cost structure. As a percentage of total revenues, G&A decreased to 32% during the three months ended September 30, 1998, as compared to 44% during the corresponding period in the prior year.

         Amortization of Customer Contracts. Amortization of customer contracts increased by 222% to approximately $1.1 million during the three months ended September 30, 1998, compared to approximately $350,000 during the corresponding period in the prior year. The increase in such costs resulted from the increase in the amount of capitalized customer contracts, which increased to a net balance of $30,513,599 at September 30, 1998 from $7,573,813 at September 30, 1997.

         Depreciation and Amortization. Depreciation and amortization increased by 75% to approximately $154,000 during the three months ended September 30, 1998, compared to approximately $88,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $2.9 million at September 30, 1998 from approximately $1.2 million at September 30, 1997 as a result of (i) the Company's continued expansion activities and (ii) the Company's 1998 acquisitions (which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of approximately $1.4 million in goodwill was recorded in connection with the acquisitions, which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest Expense. Interest expense increased 55% to approximately $441,000 during the three months ended September 30, 1998, compared to approximately $284,000 during the corresponding period in the prior year. The increase in interest expense resulted from additional debt incurred primarily in connection with acquiring subscriber accounts. The majority of such subscriber acquisition costs were financed by Heller. Total borrowings under the Renewed Credit Facility increased to approximately $14.6 million at September 30, 1998 from approximately $7.7 million at September 30, 1997.

         Net Loss. Net loss applicable to common stock for the three months ended September 30, 1998 was approximately $(907,000), or $(0.08) per share, compared to a net loss of approximately $(493,000), or $(0.07) per share, during the corresponding period of the prior year.

Liquidity and Capital Resources

         Capital Resources. In May 1997, the Company refinanced its existing credit facility with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from an existing $7.0 million to $15.0 million. In connection with the acquisition of Mutual (see Note
2), the Renewed Credit Facility was further amended to increase the maximum available to $20.0 million. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined). In relation to the investment by Westar Security, Inc. (see Note 7 "Subsequent Events"), in October 1998, Heller consented to increase the Company's borrowing base and made other amendments to conform the agreement with the activities discussed in Note 7. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of September 30, 1998.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         Liquidity. Net cash provided by operating activities during the nine months ended September 30, 1998 was approximately $2.2 million. The Company incurred a net loss of approximately $1.6 million during such period; however, included in such loss was depreciation and amortization expense, amortization of customer contracts expense and amortization of deferred financing costs totaling approximately $3.4 million, bad debt provision of approximately $380,000, cash outflows of approximately $1.5 million related to increases in accounts receivable and other assets and cash inflows of approximately $1.4 million related to net increases in liabilities.

         Net cash used in investing activities was approximately $19.5 million during the nine months ended September 30, 1998 and was comprised of approximately $16.6 million used in the 1998 acquisitions, the purchase and placement of customer accounts of approximately $1.8 million and the purchases of fixed assets of approximately $1.1 million which includes equipment under lease at customer premises of approximately $860,000.

         Net cash provided by financing activities was approximately $17.7 million during the nine months ended September 30, 1998, consisting of net proceeds from issuance of preferred stock of approximately $4.0 million, proceeds under borrowings from Heller of approximately $15.5 million reduced by repayments to Heller and other long-term debt of approximately $1.7 million. The Company's cash balance was $503,126 at September 30, 1998.

         Total shareholders' equity was $17,057,146 at September 30, 1998, increasing by a net amount of $8,040,920 during the nine months ended September 30, 1998. The net increase resulted from the investment in the Company by Westar Security, Inc. ("Westar") and the issuance of Class A Stock in connection with the Company's 1998 acquisitions less the net loss of approximately $1.6 million.

         Affiliation with Western Resources, Inc. As discussed in the Company's 1997 Form 10-KSB, in Part I, Item I "Recent Developments", Westar is a wholly-owned subsidiary of Protection One, Inc. which is a majority-owned subsidiary of Western Resources, Inc. The Company believes that its strategic alliance with affiliates of Western Resources, Inc. will help the Company's competitive position by (i) improving the Company's financial strength by increasing the Company's equity and mezzanine capital; (ii) lowering its cost of capital; (iii) improving its appeal to potential sellers of alarm accounts or alarm companies and (iv) improving and expanding acquisition and investment opportunities made available to the Company.

         The Company does not currently have any significant commitments for capital outlays.

Year 2000 Compliance

         Guardian faces the same Year 2000 problem that other participants in the security and alarm monitoring industry face given the high reliance on computer-based monitoring and electronic customer site equipment. The Year 2000 problem is a result of prior computer programming limiting the use of the year placeholder to a two digit number, such as "98", so that when the year 2000 arrives, many systems could interpret the year date "00" as being of the turn of a prior century. Accordingly, many systems may fail or the processes which those systems control may malfunction due to the inappropriate year interpretation.

         Guardian does not believe that the Year 2000 problem will have a significant impact on the Company or on its continuing ability to deliver installation and alarm monitoring goods and services to its present installed customer base and/or prospective customers.

State of Readiness

         The Company's primary business process is the act of monitoring electronic signals, from equipment placed at residential and commercial customer premises, which are generally sent over standard analog telephone lines. Guardian conducts this primary process, including secondary processes of accounting and financial reporting, through the use of systems acquired from Monitoring Automation Systems (MAS). In a recent technical bulletin received from MAS, the Company was informed that all of the MAS monitoring, database and billing systems are Year 2000 compliant, however, its general ledger and accounts payable programs are no longer being offered. Guardian is in the final stages of selecting Year 2000 compliant general ledger and accounts payable software, which it intends to install by early 1999. The Company's other significant monitoring station resides at its Mutual subsidiary in New York. A conversion process to a MAS central station package is nearing completion at that site and will also be Year 2000 compliant.

         The Company is aware of certain non-IT processes which are of critical importance to Guardian's business, but are largely beyond the Company's ability to control. These non-IT processes encompass the Company's interaction with providers of local and long-distance telephony, local police and fire response, utilities including, but not limited to, electricity and water, and both public and private transportation.

         In order to address the remainder of what the Company believes to be its Year 2000 risk, it has developed a multi-phase plan to identify, assess and remediate the Year 2000 problem from its business processes. Accordingly, the Company has categorized the following phases through which it intends to progress in the near future:

                  Phase                                                                   Estimated Completion Date
I.       Identification                                                                      February 1999
         o     Establish readiness program and methodology
         o     Identify all computer programs and collect manufacturers' statements
         o     Identify and evaluate all equipment with embedded programs
II.      Assessment and Inventory                                                            April 1999
         o     Awareness assessment (vendors) and inventory phase
III.     Contingency Plans                                                                   June 1999
         o     Develop written contingency plan and policy
IV.      Remediation and Testing                                                             August 1999
         o     Corrective application and sample testing
V.       Post-Evaluation                                                                     March 2000
         o     Post Y2K evaluation of life safety systems (implementation of full testing field services)

Costs

         The Company estimates that the total cost to remediate its controllable Year 2000 risks will be approximately $30,000. These costs will primarily be incurred on information technology-related (IT) upgrades. As of September 30, 1998, none of these dollars had been expended.

Risks

         Guardian believes that its most reasonably likely worst case scenario is a limited failure of some portion of its customer premise equipment leased by Guardian. As a general rule, such equipment is Year 2000 compliant either as a result of recent vendor updates and upgrades, new equipment, or equipment that is not date dependent. However, the Company does not believe that it will be able to physically visit, assess, test and potentially remediate all of its approximately 5,000 leased systems that are currently in operation. The Company intends to work in concert with its equipment vendors to ensure that the risk of the most reasonable likely worst case scenario actually occurring is reduced to a minimum level.

Contingency Plans

         As of September 30, 1998, the Company had not developed specific, actionable contingency plans and based on its current assessment anticipates not having to create one. In the event of failure of the Company's primary monitoring process, Guardian is currently capable of performing the monitoring of electronic signals on a manual basis, as required by its Underwriters Laboratory certification. However, as the Company works through the planned phases described above, if the need to develop such a plan arises, a contingency plan would be created prior to January 1, 2000.


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

                          GUARDIAN INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a) Note 7, "Subsequent Events, to the Consolidated Financial Statements, discussing the exchange of Series A Preferred Stock and Series B Preferred Stock, is incorporated into this Item 2 by reference.

(b) Note 7, "Subsequent Events, to the Consolidated Financial Statements, discussing the issuance of Series C Preferred Stock and Series D Preferred Stock, is incorporated into this Item 2 by reference.

(c) The following issuance were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended:

         On August 13, 1998, the Company issued 289,018 shares of Class
         A Stock, pursuant to a Stock Purchase Agreement dated August 13, 1998, as partial consideration in acquiring all of the outstanding common stock of Stat-Land Burglar Alarm Systems & Devices, Inc. (see Note 2 to the Consolidated Financial Statements).

                                              Date of         Number of Common
           Purchaser                          Purchase             Shares
           ---------                          --------             ------
           Stat-Land sellers                   8/13/98             289,018

     Note 6, "Long Term Obligations", Note to Consolidated Financial
     Statements, disclosing limitations on payments of dividends, is incorporated into this Item 2 by reference. In addition, the Stockholders Agreement dated as of October 21, 1998 by and among the Company, Westar and Harold Ginsburg, Sheilah Ginsburg, Richard Ginsburg and Rhonda Ginsburg and the Certificates of Designations for the Series C Preferred Stock and the Series D Preferred Stock, incorporated by reference to Exhibits 10(b), 4(c) and 4(d), respectively, of the Company's Form 8-K filed November 3, 1998, set forth limitations on payments of dividends.


Item 6.  Exhibits And Reports On Form 8-K

(a)   Exhibits

Exhibit No.        Description
----------         -----------

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

4(b)               Certificate of the Designations, Voting Power, Preferences
                   and Relative, Participating, Optional and Other Special
                   Rights and Qualifications, Limitations or Restrictions of
                   Preferred Stock, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada
                   on November 24, 1997 designating the first series of
                   Preferred Stock of the Company as Series A 9 3/4% Convertible
                   Cumulative Preferred Stock, par value $.001 per share,
                   incorporated by reference to Exhibit 4(b) of the Company's
                   Form 10-KSB filed March 31, 1998.
4(c)               Certificate of the Designations, Voting Power, Preferences
                   and Relative, Participating, Optional and Other Special
                   Rights and Qualifications, Limitations or Restrictions of
                   Preferred Stock, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada
                   on February 23, 1998 designating the second series of
                   Preferred Stock of the Company as Series B 10 1/2%
                   Convertible Cumulative Preferred Stock, par value $.001 per share, incorporated by reference to Exhibit 4(c) of the
                   Company's Form 10-KSB filed March 31, 1998.
4(d)               Amendment to Certificate of the Designations, Voting Power,
                   Preferences and Relative, Participating, Optional and Other
                   Special Rights and Qualifications, Limitations or
                   Restrictions of the Series A 9 3/4% Convertible Cumulative
                   Preferred Stock, par value $.001 per share, of Guardian
                   International, Inc., filed in the Office of the Secretary of
                   State of the State of Nevada on March 13, 1998, incorporated by reference to Exhibit 4(d) of the Company's Form 10-KSB
                   filed March 31, 1998.
4(e)               Amendment to Certificate of the Designations, Voting Power,
                   Preferences and Relative, Participating, Optional and Other
                   Special Rights and Qualifications, Limitations or
                   Restrictions of the Series B 10 1/2% Convertible Cumulative
                   Preferred Stock, par value $.001 per share, of Guardian
                   International, Inc., filed in the Office of the Secretary of
                   State of the State of Nevada on March 13, 1998, incorporated by reference to Exhibit 4(e) of the Company's Form 10-KSB
                   filed March 31, 1998.
4(f)               Amendment to Certificate of the Designations, Voting Powers,
                   Preferences and Relative, Participating, Optional and Other
                   Special Rights and Qualifications, Limitations or
                   Restrictions of the Series A 9 3/4% Convertible, Cumulative
                   Preferred Stock, par value $.001 per share, of Guardian
                   International, Inc., filed in the Office of the Secretary of the State of Nevada on October 19, 1998, incorporated by
                   reference to Exhibit 4(a) of the Company's Form 8-K filed
                   November 3, 1998.
4(g)               Amendment to Certificate of the Designations, Voting Powers,
                   Preferences and Relative, Participating, Optional and Other
                   Special Rights and Qualifications, Limitations or
                   Restrictions of the Series B 10 1/2% Convertible, Cumulative
                   Preferred Stock, par value $.001 per share, of Guardian
                   International, Inc., filed in the Office of the Secretary of the State of Nevada on October 19, 1998, incorporated by
                   reference to Exhibit 4(b) of the Company's Form 8-K filed
                   November 3, 1998.
4(h)               Certificate of the Designations, Voting Powers, Preferences
                   and Relative, Participating, Optional and Other Special
                   Rights and Qualifications, Limitations or Restrictions of
                   Series C Preferred Stock, filed in the Office of the
                   Secretary of the State of Nevada on October 21, 1998
                   designating the third series of Preferred Stock of the
                   Company as "Series C 7.00% Redeemable Cumulative Preferred
                   Stock, par value $.001 per share", incorporated by reference to Exhibit 4(c) of the Company's Form 8-K filed November 3,
                   1998.
4(i)               Certificate of the Designations, Voting Powers, Preferences
                   and Relative, Participating, Optional and Other Special
                   Rights and Qualifications, Limitations or Restrictions of
                   Series D Preferred Stock, filed in the Office of the
                   Secretary of the State of Nevada on October 21, 1998
                   designating the fourth series of Preferred Stock of the
                   Company as "Series D 6.00% Convertible Cumulative Preferred
                   Stock, par value $.001 per share", incorporated by reference to Exhibit 4(d) of the Company's Form 8-K filed November 3,
                   1998.
10(a)              Stock Purchase Agreement dated as of August 13, 1998.
10(b)              Escrow Agreement dated as of August 13, 1998.

10(c)              Employment Agreement between Vincent Monardo and the Company dated August 13, 1998.
10(d)              Employment Agreement between Kevin Killea and the Company
                   dated August 13, 1998.
10(e)              Employment Agreement between Michael Assenza and the Company dated August 13, 1998.
10(f)              Employment Agreement between Paul Ferrara and the Company
                   dated August 13, 1998
27                 Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

    1. Form 8-K filed as of September 1, 1998 announced the selection of Arthur Andersen LLP to serve as the Company's independent accountants to replace McKean, Paul, Chrycy, Fletcher & Co., who were dismissed effective September 1, 1998.

                                   SIGNATURES
                                   ----------


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of November, 1998.

                                  GUARDIAN INTERNATIONAL, INC.


                                  By: /s/ DARIUS G. NEVIN
                                      ------------------------------------------
                                      Darius G. Nevin
                                      Chief Financial Officer and Vice President

                                  EXHIBIT INDEX


EXHIBIT            DESCRIPTION
-------            -----------

10(a)              Stock Purchase Agreement dated as of August 13, 1998.
10(b)              Escrow Agreement dated as of August 13, 1998.
10(c)              Employment Agreement between Vincent Monardo and the Company dated August 13, 1998.
10(d)              Employment Agreement between Kevin Killea and the Company
                   dated August 13, 1998.
10(e)              Employment Agreement between Michael Assenza and the Company dated August 13, 1998.
10(f)              Employment Agreement between Paul Ferrara and the Company
                   dated August 13, 1998
27                 Financial Data Schedule (for SEC use only)