Form 10KSB
period 1998-12-31
GUARDIAN INTERNATIONAL INC
filed 1999-03-31
CIK 1013978

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant 's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the 1998 fiscal year were $15,165,755.

         The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold as of March 25, 1999 was $3,863,905.

         As of March 25, 1999, there are 8,582,241 shares of Class A Voting Common Stock, par value $.001 per share, and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, of the issuer outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


--------------------------------------------------------------------------------



                                                 TABLE OF CONTENTS
                                                                                                         Page No.
                                                                                                         --------

Introductory Note                                                                                           1

PART I.

Item 1.                   Description of Business                                                           1

Item 2.                   Description of Property                                                          14

Item 3.                   Legal Proceedings                                                                15

Item 4.                   Submission of Matters to a Vote of Security Holders                              15

PART II.

Item 5.                   Market for Common Equity and Related Stockholder Matters                         15

Item 6.                   Management's Discussion and Analysis of Financial Condition and                  19
                             Results of Operations

Item 7.                   Financial Statements                                                             27

Item 8.                   Changes In and Disagreements With Accountants on Accounting                      47
                             and Financial Disclosure

PART III.

Item 9.                   Directors, Executive Officers, Promoters and Control Persons;                    47
                             Compliance with Section 16(a) of the Exchange Act

Item 10.                  Executive Compensation                                                           50

Item 11.                  Security Ownership of Certain Beneficial Owners and Management                   51

Item 12.                  Certain Relationships and Related Transactions                                   52

Item 13.                  Exhibits and Reports on Form 8-K                                                 53



Introductory Note

FORWARD-LOOKING STATEMENTS.

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Reform Act"), Guardian International, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

         Such forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the ability of the Company to add additional customer accounts to its account base through acquisitions from third parties, through internal sales efforts and through strategic alliances; (ii) the level of subscriber attrition; (iii) the availability of capital to the Company relative to certain larger companies in the security alarm industry which have significantly greater capital and resources; (iv) increased false alarm fines and/or the possibility of reduced public response to alarm signals; (v) changes in local, state and federal regulations; (vi) availability of qualified personnel; (vii) competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; (viii) social and economic conditions; (ix) natural disasters; and (x) other risk factors described in the Company's reports filed with the SEC from time to time.

         Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


         PART I.

Item 1.  Description of Business

The Company's Services

         The Company is presently a leading supplier of security monitoring and high grade monitored security and fire systems in Florida and New York City. The Company's principal activities include the following: (i) monitoring services provided pursuant to alarm contracts owned by the Company; (ii) acquisition of alarm contracts in connection with the acquisition of other alarm companies;
(iii) the sales and installation of electronic security systems including alarm, closed circuit television ("CCTV") and access control systems; (iv) maintenance of electronic security systems; and (v) monitoring services provided pursuant to alarm contracts owned by other alarm companies (wholesale monitoring).

         The majority of the Company's revenue is derived from recurring payments for the monitoring and maintenance of security and fire systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenue is derived from the sale and installation of security and fire systems and the servicing and upgrades of such installed systems. For the fiscal year 1998, monitoring revenues represented approximately 60% of total revenues. The balance of the Company's revenues was derived from (i) the sale and installation of security and fire systems (approximately 31% of total revenues); (ii) the provision of maintenance services (approximately 7% of total revenues) and (iii) miscellaneous sources (approximately 2% of total revenues).

         Based on the Company's gross revenues for the year ended December 31, 1997, the Company and its wholly-owned subsidiary, Mutual Central Alarm Services, Inc. "Mutual", were ranked 57th and 60th, respectively, in Security Distributing and Marketing Magazine's ("SDM Magazine") May 1998 issue with the annual listing of the top security companies in the United States. The combination of Guardian and Mutual would occupy the position of 27th largest security company based on total revenues. Based on monthly recurring revenues ("MRR"), a standard industry measurement, the combination would hold the position of 21st largest company. The Company expects that it will be ranked among the top 25 security companies in SDM Magazine's 1999 annual listing. In addition, according to the 1998 Fact Book Issue of Security Sales (Vol. 20, No. 12, supplement), only 6.8% of all security companies in the United States generate gross revenues in excess of $2,500,000. These statistics place the Company as a leader among United States security firms. As reflected in the Company's financial statements set forth in Item 7 below, the Company's net revenues for the year ended December 31, 1998 were $15,165,755.

Retail Monitoring Services

         The Company monitors digital signals arising from burglaries, fires and other events through security systems installed at subscribers' premises. Most of these signals are received and processed at the Company's two central monitoring stations, one of which is located in Hollywood, Florida and the other of which is located in New York City, New York. Each central monitoring station is listed by Underwriters Laboratories, Inc. ("UL") as (i) a burglar alarm system central station; and (ii) a protective signaling services central station. The Company's Florida central station is constructed to withstand hurricane-force winds and both central stations can, using generators, maintain operations indefinitely without electrical power from third parties.

         The Company's central monitoring stations have many security devices, including closed circuit television ("CCTV"), motion detecting units, high intensity lighting and access control. All of the equipment the Company uses to monitor its customers' systems and to protect its central monitoring station is generally the latest enhancement, with most of the equipment being less than four years old.

         The central monitoring stations operate with redundant systems and, therefore, upon any failure of equipment, an exact duplicate is available to back it up within minutes. The central station monitoring facility is largely paperless, resulting in lower costs and greater efficiency than would be obtained otherwise. The Company's phone system is digital (as opposed to analog); all conversations are recorded and compressed digitally. Every alarm function is handled through automation including the dialing of customer and police telephone numbers, thereby reducing the possibility of human error.

         The central monitoring stations are comprised of a number of electronic devices including: alarm receiving equipment, telephone dialers, radio signal receiving equipment, a telephone recorder, a digital telephone system and a voice mail/auto phone attendant. All of these devices are maintained internally by the Company's technical personnel. The balance of the Company's equipment includes dual redundant Data General Aviion(TM) servers, associated CRTs (terminals) and the software which runs the automated functions of the Company's security, service and accounting functions. The software is maintained by Monitoring Automation Systems (Irvine, CA) ("MAS") and the Data General Corporation computers and terminals are maintained by Data General Corporation (Boston, MA) ("Data General") pursuant to annual maintenance contracts.

         Monitoring services provided by the Company include monitoring homes and commercial facilities for burglary, fire and environmental problems. If an alarm condition is detected, a signal is transmitted over telephone and/or radio transmission to the Company's central monitoring station. When the conditions require verification and/or dispatch action, the Company's human operators react in accordance with standard procedures.

         The central monitoring system also monitors opening and closing schedules for the Company's commercial customers. Commercial customers have the option of receiving periodic reports reflecting the date, time, action and employee name with respect to each opening or closing activity during the relevant period. The reports can be sent to any location around the world via mail, facsimile or email.

         Retail monitoring generated revenue of approximately $8.5 million and $3.2 million in 1998 and 1997, respectively (see "1998 Developments"). As of the date of this Annual Report, the Company had approximately 23,400 retail customers, which includes the accounts acquired during 1998 (see "1998 Developments"). No individual retail customer represents more than 5% of the Company's total revenues.

Wholesale Monitoring Program

         Under the Company's wholesale monitoring program, (the "Wholesale Monitoring Program") subscribers are monitored on a "wholesale" basis for certain third party security alarm companies, some of which are competitors of the Company. This practice is commonly referred to in the industry as "third party monitoring" or "wholesale" monitoring. The Company also offers such third party companies additional services, such as off-site data entry and account maintenance, automated account history and testing via touch tone telephone, marketing and technical support.

         Under the Wholesale Monitoring Program, the Company bills the third party company a monthly amount for all services rendered. The third-party company is responsible for billing its customers. Typical fees for wholesale monitoring are approximately 20% of the amount billed directly by the Company to its retail customers. While wholesale monitoring results in significantly lower margins than are obtained with respect to the Company's retail subscribers, the wholesale customer base creates an opportunity for the Company to expand its customer base by purchasing customer accounts from third party companies. In fact, the Company, in the past, purchased customer accounts that were being monitored under the Wholesale Monitoring Program.

         The Wholesale Monitoring Program generated revenues of approximately $606,000 and $573,000 in 1998 and 1997, respectively. As of the date of this Annual Report, the Company had approximately 22,900 wholesale customers. No such wholesale account represents more than 5% of the Company's total revenues.

Installation and Sale of Electronic Security Systems

         The Company typically installs electronic security and fire systems for its residential and commercial customers. These systems can range in complexity from simple alarm panels interfaced with one or two sensors up to highly integrated card access and CCTV systems. With the exception of sales to builders of residential developments or communities, most of the electronic security systems sold by the Company are leased to the customer for a period of time coinciding with the monitoring contract.

         Most of the alarm-related products sold by the Company are manufactured or distributed by subsidiaries of Pittway Corporation. The Company sells a variety of brands of access control and CCTV products, depending upon the specific application.

         Revenues derived from the installation and sale of security and fire systems totaled approximately $4.7 million and $1.3 million in 1998 and 1997, respectively. Increased revenues are a result of the business acquisitions in 1998 (see "Recent Developments" below) and of the increased sales and marketing efforts of the Company.

Maintenance of Electronic Security and Fire Systems

         A strong maintenance and service capability is an important element in maintaining good customer relations and low attrition. The Company provides responsive service to its customers whose electronic security and fire systems require repair or upgrading. Depending on the nature of the problem and the customer, such services are typically provided within 24-48 hours.

         Maintenance of security and fire systems generates revenue primarily through billable field service calls or contractual payments under service agreements. Revenue derived from maintenance services totaled approximately $1.1 million and $489,000 in 1998 and 1997, respectively. Increased revenues correlate to the increase in the Company's account base, which increased to approximately 23,400 subscriber accounts at December 31, 1998 from approximately 11,900 subscriber accounts at December 31, 1997.

History

         The Company was incorporated under the laws of the State of Nevada on October 30, 1986.

         On January 15, 1996, the Company formed Federal Alarm Systems, Inc. ("FASI"), a wholly-owned subsidiary organized under the laws of the State of Florida. FASI was established to provide monitoring services for the owners of burglar alarm systems installed by Specialty Devices, Inc. ("SDI") and to monitor and service purchased burglar alarm contracts. Subsequent to the establishment of FASI, the Company's management decided to perform these services and FASI was dissolved.

         On August 15, 1996, the Company executed an Agreement and Plan of Merger ("Merger Agreement") with Guardian International, Inc. ("Guardian"), a Florida corporation. The merger ("Merger") was completed on August 28, 1996. Pursuant to the terms of the Merger Agreement, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), the Company issued 3,226,902 shares of Class A Common Stock to the shareholders of Guardian in exchange for all of the outstanding shares of common stock of Guardian. These shares represented approximately fifty percent (50%) of the Company's then issued and outstanding Class A Common Stock. Also, pursuant to the terms of the Merger Agreement, the

Company paid approximately $1.8 million to Harold Ginsburg, one of the shareholders of Guardian, in repayment of certain loans to Guardian and as a return of capital.

         Following the Merger, the Company changed its name to Guardian International, Inc. The Company's directors preceding the Merger resigned following the Merger and the directors of Guardian filled the vacancies on the Board. For a listing of the Company's directors, see Item 9 - Directors, Executive Officers, Promoters and Control Persons.

         In October and November, 1997, the Company issued 2,500,000 shares of Class A Common Stock for $1.50 per share ($3,750,000 in the aggregate) and 1,875,000 newly authorized shares of Series A 9 3/4% Convertible Cumulative Preferred Stock for $2.00 per share ($3,750,000) to Westar Capital, Inc., a subsidiary of Western Resources, Inc. ("Western"). Such shares were subsequently contributed by Western to its majority-owned security business subsidiary, Protection One, Inc. ("Protection One").

1998 Developments

         Acquisition of Mutual Central Alarms Services, Inc.

         In February 1998, the Company completed the acquisition of all of the capital stock of Mutual Central Alarm Services, Inc. ("Mutual"), the nation's 60th largest monitored alarm company (according to SDM Magazine) and one of the largest independent alarm companies in the metropolitan New York area. Founded nine years ago, Mutual grew through a strategy of concentrating on high-grade UL listed commercial security, fire, CCTV and access control systems. Mutual provides services to high-end retail businesses, financial institutions and Fortune 500 companies. As a result of the acquisition, the Company increased its subscriber base by approximately 2,600 accounts and added MRR of approximately $320,000. The effective date of the acquisition was February 1, 1998 and was accounted for using the purchase method of accounting.

         The total purchase price was approximately $10.5 million in cash and 1,981,700 shares (the "Mutual Shares") of unregistered Class A Common Stock. The Company granted certain rights to the Selling Security Holders to have the Mutual Shares registered by the Company under the Securities Act. The shares were registered with the SEC, effective August 13, 1998.

         Pursuant to the terms of the Stock Purchase Agreement between the Company and Mutual, the Company and Mutual entered into employment agreements with Joel A. Cohen and Raymond L. Adams. Mr. Cohen was retained under a five year agreement as President of Mutual and was appointed to serve as a Vice President of the Company. Mr. Cohen was granted options to purchase 100,000 shares of Class A Common Stock. Twenty percent (20%) of the options vest and are exercisable on each of the first five anniversaries of the effective date of Mr. Cohen's employment agreement. Mr. Adams was retained under a three year agreement as a Vice President of Mutual. Mr. Adams was granted options to purchase 100,000 shares of Class A Common Stock. One-third of the options vest and are exercisable on each of the first three anniversaries of the effective date of Mr. Adams' employment agreement.

         The Company funded the cash portion of the acquisition with borrowings under its Renewed Credit Facility (the "Renewed Credit Facility") with Heller Financial, Inc. ("Heller") (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") and proceeds from a $4.0 million preferred stock investment from Protection One. Protection One purchased 1,600,000 shares of Series B Preferred Stock at $2.50 per share. The Company granted to Protection One certain rights to have the shares of Class A Common Stock issuable upon conversion of the

Series B Preferred Stock on a share-for-share basis registered by the Company under the Securities Act. These shares were subsequently exchanged in a transaction outlined below in "Protection One Investment".

         Mutual is continuing to operate under its trade name as a wholly-owned subsidiary of the Company.

         Other 1998 Acquisitions

         During 1998, the Company acquired three additional security alarm installation and monitoring companies, two of which were located in the state of Florida and one in Staten Island, New York. The additional acquisitions increased the subscriber base by approximately 6,100 customers and increased MRR by approximately $208,000. The aggregate consideration for these acquisitions was approximately $6.9 million in cash and approximately 578,000 shares of Class A Common Stock. These acquisitions were accounted for using the purchase method of accounting. For additional information on the acquisitions see Note 2 in Notes to Consolidated Financial Statements.

         Protection One Investment

         On October 21, 1998, Protection One purchased 10,000 shares of Series D 6% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), of the Company for $10 million.

         The Series D Preferred Stock is non-convertible until the third anniversary of the date of issuance, after which date, the shares are convertible at a rate of 333.3333 shares of Class A Common Stock for each share of Series D Preferred Stock. Dividends are payable annually either in cash or in additional shares of Series D Preferred Stock. The holders of Series D Preferred Stock have no voting rights until such shares are converted into Class A Common Stock except that the holders of Series D Preferred Stock are allowed to vote on an as-converted basis with the holders of Class A Common Stock under the following circumstances: (i) until the third anniversary of the date of issuance, upon a Change in Control as that capitalized term is defined in the Certificate of Designations for the Series D Preferred Stock (see Exhibit 4(i));
(ii) or at any time the Series D Preferred Stock is outstanding, under an Event of Default, as that capitalized term is defined in the Certificate of Designations for the Series D Preferred Stock (see Exhibit 4(i)). The holders of Series D Preferred Stock have no redemption rights except upon a Change in Control. After the third anniversary of issuance, the Company can elect to redeem the Series D Preferred Stock for a premium.

         The proceeds of the sale of the Series D Preferred Stock were used to pay down long-term debt, which will position the Company to make further acquisitions and to carry out other corporate purposes including a stock repurchase program (see "Stock Repurchase Program").

         In addition, Protection One exchanged its existing equity holdings in Guardian (2,980,000 million shares of Class A Common Stock, 2,037,133 million shares of Guardian Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share, and 1,704,232 million shares of Guardian Series B 10 1/2% Convertible Cumulative Preferred Stock, par values $.001 per share) for 16,397 shares of Series C 7% Redeemable Preferred Stock, par value $.001 ("Series C Preferred Stock"), of the Company. After giving effect to the transactions, Guardian had approximately 9.2 million shares of Common Stock outstanding, including 634,035 shares of Class B Non-Voting Common Stock, par value $.001 per share, held by Heller.

         The Series C Preferred Stock is non-voting and is redeemable on the sixth anniversary of the date of issuance at a liquidation value of $1,000 per share. Dividends are payable quarterly in cash. The Company's first quarterly dividend payment was made in January 1999. The holders of Series C Preferred Stock have the right to optional redemption upon a Change in Control, as that capitalized term is defined in the Certificate of Designations for the Series C Preferred Stock (see Exhibit 4(h)). At any time after issuance, the Company can elect to redeem the Series C Preferred Stock for a premium. Due to the redeemable nature of the Series C Preferred Stock, the capital will reside outside the stockholders' equity section in the mezzanine section of the balance sheet, following long-term debt. This treatment is consistent with the hybrid characteristics of the issue.

         The holders of the Series D Preferred Stock do not have any right to nominate directors unless and until conversion of the Series D Preferred Stock. After giving effect to the transaction, Protection One presently owns approximately 26% of the outstanding capital stock of the Company on a fully-diluted as-converted basis.

Stock Repurchase Program

         The Company's Board of Directors also authorized the repurchase of up to $1 million of Class A Common Stock of the Company in the open market during the period from October 1998 to April 2000. Repurchase decisions will be based on comparisons of Guardian's trading price as a multiple of common industry performance measurements compared to the selling prices of private security monitoring companies as a multiple of those same parameters. As of March 25, 1999, the Company had not repurchased any shares of Class A Common Stock of the Company under this program.

Heller Credit Facility

         The Company's credit facility with Heller was amended in October 1998 to include Heller's consents: (i) to allow the above-mentioned transactions;
(ii) to improve the Company's borrowing base calculation; (iii) to allow for the payment of cash dividends on the Series C Preferred Stock; (iv) to allow for use of funds drawn on the credit facility for the Company's stock repurchase program; and (v) to extend the termination date to May 2001.

Market Overview and Trends

         The Company's target market consists of the owners of single family residences, builders of and homeowners within residential development communities and the owners and tenants of commercial establishments.

         The security alarm industry is characterized by a high degree of fragmentation and currently is comprised of a small number of relatively large competitors (greater than $20 million annual sales) and a great many small providers of alarm systems and services. A survey published by SDM Magazine in May 1998 reported that in 1997, based upon information provided by its respondents, the 100 largest companies in the alarm industry accounted for approximately 25% of industry revenues. The Company believes that thousands of smaller alarm service companies, because of their small size, have higher overhead expenses as a percentage of revenues than the Company and lack access to capital on terms as attractive as those available to the Company. Moreover, due to a decline in security system installation prices over the last two years, security alarm companies participating in market growth are required to make a substantial investment in each new subscriber. In order to be competitive, security alarm companies must sell equipment at or below cost or transfer equipment gratuitously in the expectation of generating future recurring monitoring revenues. Consequently, access to capital has become an increasingly important factor in a security alarm company's success.

         The residential security alarm market is also characterized by rapid growth, but a relatively low level of market penetration and is, therefore, still in a relatively immature stage. The pricing has only recently made it accessible to a broader homeowners' market. The Company believes that several factors have spawned an increased demand for residential security alarm systems in the markets where the Company operates, including unacceptably high levels of crime, increased public concern about crime and the prevalence of insurance company discounts to homeowners who purchase alarm systems, which discounts are typically larger when alarm systems are monitored by a central station. In addition, insurance companies may require that businesses install an alarm system as a condition to obtaining or renewing insurance coverage. Also, the Company enjoys the benefits of operating in two separate sectors of the industry: high-grade commercial and traditional residential. By operating in both sectors, economic strength in one may subsidize any weaknesses that may occur in the other, a reputation earned in one sector may carry over into the reputation for the other, and cash flow from commercial projects may help fund investments in the residential market.

         Advances in digital communications technology have prompted some consolidation in the security alarm industry. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, in order to achieve a national or regional presence, alarm monitoring companies were required to maintain a large number of geographically dispersed local monitoring stations. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has decreased the cost of providing alarm monitoring services and has substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the equipment available to subscribers in the residential and commercial markets. Digital technology has also enabled equipment manufacturers to build more features into security systems, such as remote user interface, lighting and heating controls and user programming features.

         Large, consumer-oriented companies in industries facing deregulation, including long distance and local telephone companies and electric and gas utilities, including Southern California Edison, Western Resources, Inc. and Ameritech Corporation, have demonstrated an increased interest in the security alarm industry over the last several years. The Company believes telecommunications and utility companies are interested in offering their customers additional services, including security services, as a means of enhancing customer loyalty and reducing future risk of losing customers in a fully competitive environment. The entrance by such large companies into the security alarm business poses the threat that such companies will engage in price wars with other companies in the alarm industry. Such price wars, if they were to occur, could have a materially adverse effect on the Company's financial condition. As evidenced by Protection One's total investment of $21.5 million cash in Guardian, the Company believes that its strategic alliance with affiliates of Western Resources, Inc. has helped and will help the Company's competitive position by (i) improving the Company's financial strength by increasing the Company's equity; (ii) lowering its cost of capital; (iii) improving its appeal to potential sellers of alarm accounts or alarm companies; and (iv) improving and expanding acquisition and investment opportunities made available to the Company.

Business Strategy

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

         The Company's strategy for growth has consisted primarily of the implementation of an aggressive and strategic acquisition plan, while maintaining a strong balance sheet. Since 1994, prior to its merger into the Company, Guardian has acquired a combination of over 25 alarm companies and/or portfolios of customer monitoring contracts from existing alarm companies. The financing for these acquisitions has been derived from an initial $7 million credit facility with Heller, which has been replaced by the Company's Renewed Credit Facility of $20 million (see "Management's Discussion and Analysis - Liquidity and Capital Resources - Capital Resources"), and with the proceeds from several investments by Protection One (see "History" and "1998 Developments").

         Management believes that numerous acquisition opportunities continue to be available and the Company is pursuing, and intends to continue to pursue, acquisitions of alarm companies of portfolios of subscriber accounts, some of which may be significant to the Company's expected future growth. Through its 1998 acquisition of Mutual, the Company has expanded its operations outside of Florida and into New York. The Company plans to continue pursuing other acquisitions outside Florida, not only in New York, but in major metropolitan areas throughout North America. Acquisitions of account portfolios, thus far, have been achieved primarily through the acquisition of alarm companies and through the Company's "Independent Alarm Acquisition Program" as described below.

         Under the Independent Alarm Acquisition Program, the Company acquires customer contracts from independent alarm companies in Florida. Under this program, the independent alarm company solicits sales of its own alarm systems from potential residential or commercial customers. Such customers are also offered the option to enter into an agreement with the independent alarm company, in the independent alarm company's own name, for the provision of alarm monitoring and/or repair services, typically for a period not to exceed a 60 month term. The independent alarm company then sells the customer contract to Guardian for an amount typically between 25 to 35 times the amount of MRR to be generated by the contract, or a proportionately smaller multiple of MRR if the contract is for less than 60 months. The costs of such acquisitions are accounted for at the fair value as of the date of acquisition and amortized over 10 years.

         Under the program, the independent alarm company (the "Contract Seller") may be required to guarantee that a minimum number of payments (usually between 12 and 18 monthly payments) will be received by the Company from the customer (the "Minimum Payment Period") and that customers will pay any amounts owed within 90 days during such Minimum Payment Period. If the guaranteed number of payments is not received by the Company, or if a customer is late in paying any amounts due for a period exceeding 90 days, the Contract Seller must replace the subscriber contract with a new contract of equal original duration and MRR. In order to ensure that such Contract Seller guarantees are met, the Company typically withholds an average of 10% of the payment made to the Contract Seller at the inception of the transaction (referred to as a "holdback"). After the guarantee period lapses, the Company will pay the Contract Seller the holdback monies due.

         Another source of growth of the Company's account portfolio is the Company's internal sales departments. The Company has various marketing programs in place intended to generate additional subscribers, the most notable of which is the Company's affiliation with First Alert Professional, an equipment manufacturer that provides a variety of joint marketing programs. The Company expects that its internal sales programs will create accounts in excess of attrition, affording the Company moderate growth even in the absence of significant acquisitions.

         Based on projections for new home starts from its builder clients, management expects additional revenue from the Company's new construction residential installations. The Company is under contract with builders of new home developments in South Florida, greater Tampa Bay area and Orlando. The Company is one of the leading providers of alarm systems to the new residential construction market in the state of Florida.

         In addition, the Company currently has master association contracts ("Master Contracts") with three development companies throughout Florida. Each Master Contract calls for Company-installed alarms to be monitored by the central station with one bill each month to the relevant master homeowners association. Closings on homes located in these developments began in the first quarter of 1996 and will continue for the next three years. The Company's revenue under a Master Contract increases incrementally with each closing. Current MRR under the Master Contracts is approximately $13,000. Management anticipates that upon completion of the development projects, the Company will generate over $28,000 in additional MRR under the Master Contracts; there can be no assurances, however, as to the completion of these projects or the realization of the additional MRR.

         The Company's commercial business units in Florida and New York are among the leaders in their respective areas. The Company intends to broaden geographic coverage in the Northeast via its 1998 acquisition of the Staten Island burglar alarm company and to increase direct sales representation and product lines offered in Florida.

         Historically, the Company's retrofit residential sales efforts have been concentrated on responding to inquiries and referrals from the Company's account base. In 1999, the Company intends to initiate a larger-scale marketing effort in South Florida to compete for residential alarm monitoring business, capitalizing on the Company's large share of market in that region.

         The financial strategy for effecting the business goals is enhanced by the Company's relationship with Protection One (see "Protection One Investment"). The Company believes that the relationship will enhance its access to capital for the future, affording management the ability to focus on executing the business strategy. Some of the relationship's many potential benefits are enumerated in "Market Overview and Trends" above.

Equipment and Technology

         General Corporate Technology

         Computer automation is an integral part of the Company's operations. The Company believes that it utilizes automation equipment that is more advanced than that used by smaller and comparably-sized companies in the industry and up to par with those systems utilized by the largest national security alarm companies. The Company has had an active program to replace and enhance its automation equipment on an as-needed basis and also on a proactive basis, as determined by management, to maintain efficiency and to ensure that the Company can offer its customers state-of-the-art services.

         The Company operates two alarm-monitoring centers, one in Hollywood, Florida, and the other in mid-town Manhattan, the commercial center of New York City. Each control center is equipped with equipment that enables the Company to receive, analyze, and process information from alarm, fire, temperature-sensing, video, and access control systems located at customer sites. The Company can, in most cases, also perform remote diagnostics from the control center. The automation equipment also enables the Company to process accounting information, service maintenance, and scheduled compliance requirements required by the Company's customers.

         In 1998 the Company purchased departmental file servers which accommodated the Company's internal e-mail network, new accounts payable and general ledger software, as well as proprietary alarm system manufacturers' software to enhance the Company's ability to communicate with customer security alarm panels.

         In conjunction with the Company's June 1997 monitoring hardware upgrades, these enhancements also enabled the Company to link its Tampa, Florida and Miami, Florida offices into the main system. Furthermore, the Company initiated a consumer web site (www.4Guardian.com) where customers can make routine requests for small items, request service, and order additional security equipment. These requests are routed automatically to the appropriate department. These enhancements enable a large part of the Company to share one customer database and to improve its efficiency in the areas of monitoring, service routing, and internal communication. This investment increased capacity and improved the productivity of operators and other administrative staff using the automation and accounting systems. The Company expects to upgrade its security monitoring system periodically as necessary to keep up with technological advances.

         In 1998 the Company also invested in its internal client computer network. As of December 1998, over 97% of all internal client desktops were powered by Pentium(R) class processors.

         The Company currently operates under the MAS 5.50.65 version for its automation, service and billing system. The Company also relies heavily on integrated MAS fax technology. MAS technology gives the Company the ability to automate numerous aspects of information that were previously processed manually. In addition, such technological advancements as the provision of alphanumeric alarm indications give the Company the ability to process data efficiently with little or no human interaction.

         The Company's central monitoring system currently has the capacity to monitor up to approximately 250,000 subscribers with moderate upgrades to the storage and processor capacity of its existing hardware system. Moreover, the operating facility would require minimal physical changes to accommodate such a volume of accounts.

         Mutual Central Alarm Services Enhancement Project

         In October 1998, the Company embarked on a $250,000 upgrade project, in conjunction with the renewal of the Company's lease in New York City. The primary objective of the project was the upgrading of the New York monitoring, accounting, and service system from an older PICK operating system-based automation system to the same automation and accounting systems used by the rest of the Company.

         The project significantly increases consistency of operations between the Florida and New York offices of the Company, which permits the Company to realize efficiencies across numerous critical disciplines. In addition, the New York monitoring station now has additional capacity to aggregate more customers on a faster, newer system.

         On March 3, 1999, the Company consolidated the monitoring of its subscribers in Staten Island from a competitive third party monitoring station into the new system at Mutual. In addition, the Manhattan and Staten Island offices were upgraded with additional communication equipment, which enables live access to the new system from the satellite office in Staten Island. A dedicated circuit from New York to the Company's Hollywood headquarters is also planned in the second quarter of 1999 which will enable the New York financial team to have live access to the newly installed general ledger and accounts payable system in Hollywood, Florida.

         The Company expects to complete the entire project by April 30, 1999, with all subscribers on the new systems by mid-May 1999.

Marketing

         A large portion of the Company's marketing activities has consisted of referrals and a limited amount of advertising. As mentioned above, the Company elected to become a First Alert Professional(TM) dealer to enhance its direct sales efforts. The direct sales staff was significantly increased during 1998. In 1999, the Company plans to apply significantly more resources to direct mail and limited media advertising, improved distribution of Company yard signs, and other innovative marketing programs.

Competition

         Competitive conditions vary within each segment of the security industry. The largest segment is composed of security system dealers. Most of these companies have fewer than twenty employees, average one hundred fifty to eight hundred fifty (150-850) customer accounts, are usually under-capitalized, are owner-managed, and do not have their own central monitoring stations.

         According to a 1997 survey conducted by SDM Magazine (published in May
1998), the 100 largest companies in the security industry account for approximately twenty-five percent (25%) of the industry's total revenue. Therefore, the majority of industry revenue is generated by smaller alarm service companies.

         The segment of the industry composed of central monitoring services is characterized by a small number of companies that provide both wholesale and retail monitoring. The barriers to entry in this segment are high due to the large investment required to equip and conform the facilities for UL approval. This segment is divided into national and regional firms. The smaller regional companies have difficulty competing with the larger national firms due to higher overhead, the inability to purchase service and equipment on volume discounts and, often, the lack of capital or financing to make acquisitions. The Company believes that large regional companies, such as Guardian, have a competitive advantage relative to large national companies, because large national companies provide sales and/or leases, installations and service of security systems and provide central monitoring services, but typically provide only retail monitoring for security systems installed by them. They generally do not enter the wholesale market. In contrast, regional companies typically provide wholesale monitoring services to other regional and local alarm companies that are unable to supply the monitoring function for the security systems which they sell (see "Wholesale Monitoring Program").

         There are a number of larger companies which may have significantly greater capital and resources than the Company (see "Market Overview and Trends"). The following chart reflects the size of Guardian as compared to the nine largest alarm companies. The information was obtained from the May 1998 issue of SDM Magazine.

                                           1997 Revenue (in         Number of
Company                                        millions)            Accounts
-------                                        ---------            --------
ADT Security                                    $1,100              1,600,000
SecurityLink from Ameritech                        450              1,100,000
Wells Fargo Alarm Services, Inc. (1)               227                170,000
Honeywell, Inc. Home & Building Control            201                200,000
Brinks Home Security, Inc.                         180                511,500
Protection One, Inc. (2)                           145                756,800
The Westec Security Group (3)                       85                120,000
Slomins Security                                    51                 84,800
Entergy Security, Inc. (3)                          50                168,000
Guardian International, Inc.                         6                 13,500

---------------
(1)   Subsequently purchased by ADT Security.
(2) Protection One, Inc., a Delaware corporation, a majority-owned subsidiary of Western Resources, Inc., owns 26% of the Company's outstanding shares of Class A Common Stock, on an as-converted basis, as of March 25, 1999.
(3)   Subsequently purchased by Southern California Edison.

Government Regulation

         The Company's operations are subject to federal, state, county and municipal laws, regulations and licensing requirements. The Company's employees include four State of Florida licensed low-voltage electrical contractors. In addition, the Company believes it holds all the licenses required to operate in the counties and municipalities in Florida in which it is presently providing services. In New York, the Company is qualified to provide low-voltage electrical services, uniformed response services and fire monitoring for customers in New York.

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

Trademarks

         During 1997, the Company filed an application with the United States Patent and Trademark Office ("Office") to register the mark "Security By Guardian International" and "G" design. In late 1997, the Company received notification from the Office that its application had not been accepted. The Company retained the Washington D.C. intellectual property law firm of Cohen & Smith. The Company was advised to continue its common law use of the mark and file for state trademark protection. Two state trademark registrations were granted for Guardian International Security and G design (T98000000478 on April 29, 1998) and a G design contained within a circle (T98000000637 on June 1,
1998). The Company has been using these marks in Florida since January 1993 without third party opposition. Based on a later review of the federal register,

Cohen & Smith advised the Company to refile an application for the mark "Security by Guardian International" and "G" design (U.S. application for the mark (U.S. application serial no. 75/597, 830 on November 30, 1998).

         In July 1998, the Company filed a federal trademark application with the Office for the mark "Mutual Central Alarm Services, Inc." & design (U.S. application serial no. 75/513, 770 on July 6, 1998). This application has been approved for publication in the Official Gazette for third party opposition. The Company is currently monitoring its trademarks: Guardian International, Inc., Gibraltar Security Alarm Services, Alarm Control, Inc., Mutual Central Alarm Services, Inc. and Gator Telecom, Inc. in order to evaluate the availability and feasibility of continuing to operate under separate trademarks or of consolidating them into one name. No assurances can be given that third parties will not attempt to assert superior trademark rights in similar marks or that the Company will be able to successfully enforce and protect its rights in its trademarks against third party infringers.

Employees

         At December 31, 1998, the Company employed 194 individuals, all but one of whom were full-time employees. Any future increase in the number of employees will depend upon growth of the Company's business.


Research and Development and Environmental Issues

         The Company does not conduct any research and development activity.

         The Company has the need to dispose of many batteries, which constitute environmentally sensitive waste. The used batteries are stored in the Company's warehouse until such time as they are transported to a recycling center for disposal.

Item 2.  Description of Property

         The Company leases its corporate headquarters from Guardian Investments, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company (see Item 12 - Certain Relationships and Related Transactions, below). The Company's corporate headquarters occupies a 12,000 square foot building which houses a central monitoring facility located at 3880 North 28 Terrace, Hollywood, Florida, 33020. The telephone number is (954) 926-5200. The lease expires on December 31, 2002, but has a renewal option for an additional five years under the same terms and conditions. The annual rent is approximately $102,000, with annual increases not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party.

         With the acquisition of Mutual, the Company became the assignee on a lease with Windbrook Realty for space at 10 West 46th Street, New York, New York, 10036. The assignment commenced February 19, 1998 and extends through December 31, 1999. Subsequently, the lease was extended through December 2004, with a renewal option for an additional five years under the same terms and conditions. The 3,500 square feet of leased space houses a central monitoring station, offices and warehouse facilities. The annual rent is approximately $91,000.

         The Company also leases office space in Miami, Orlando and Tampa, Florida and in Staten Island, New York. The leases expire on various dates through July 2003 and most are renewable at the option of the Company.

Item 3.  Legal Proceedings


         The Company experiences routine litigation in the normal conduct of its business. The Company believes that any such pending litigation will not have, individually or in the aggregate, a material adverse effect on its respective business, financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, through proxy or otherwise, during 1998.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Class A Common Stock has been publicly traded under the symbol "GIIS" since November 1996 through the National Quotation Bureau's National Daily Quotation Price Sheets.

         The following table set for the high and low bid information of the Class A Common Stock for the periods indicated below, as reported by the National Quotation Bureau during such periods.

                                               High               Low
                                               ----               ---
           1997
           ----
           1st Quarter                        $2.50               $1.00
           2nd Quarter                        $1.25               $0.63
           3rd Quarter                        $1.75               $0.78
           4th Quarter                        $2.50               $1.47

           1998
           ----
           1st Quarter                        $3.38               $2.06
           2nd Quarter                        $2.69               $1.66
           3rd Quarter                        $1.84               $0.94
           4th Quarter                        $1.44               $0.56


         The Company is authorized to issue 30,000,000 shares of Preferred Stock, of which 26,517 shares are issued and outstanding as of March 25, 1999. The Company is presently authorized to issue 100,000,000 shares of Class A Common Stock, of which 8,582,241 are outstanding as of March 25, 1999. There are 130 holders of record of Class A Common Stock. The Company is authorized to issue 1,000,000 shares of Class B Common Stock, of which 634,035 shares are issued and outstanding as of March 25, 1999. Heller is the sole holder of record of the Class B Common Stock.

         In connection with the merger of Guardian into the Company, Heller received 484,035 shares of Class B Common Stock in exchange for certain capital appreciation rights with respect to the common stock of pre-merger Guardian held by Heller. In addition, pursuant to the terms of an agreement entered into among the pre-merger Guardian shareholders and Heller, the Company was required to issue 150,000 shares of Class B Common Stock to Heller. In order to fulfill this commitment, the Company's Articles of Incorporation were amended to authorize additional shares of Class B Common Stock which were issued to Heller in November 1997.

Dividends

         The Company has not declared any cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business. In addition to the self-imposed restriction on the payment of dividends resulting from the Company's own policies, the payment of dividends is currently restricted pursuant to the terms of the existing credit facility with Heller and is likely to remain subject to such restriction for the foreseeable future (see "Management's Discussion and Analysis - Liquidity and Capital Resources ").

         Quarterly dividends are payable at a rate of 1.75% on the Series C Preferred Stock in either cash or additional shares of the preferred stock. The Company has elected to pay the Series C Preferred Stock quarterly dividends in cash. The Series D Preferred Stock pays dividends at a rate of 6% on an annual basis in either cash or additional shares of the Series D Preferred Stock. The Company has elected to pay the Series D Preferred dividends in additional shares of the preferred stock.

Transfer Agent

         In October 1998, the Company began using the services of Continental Stock Transfer & Trust Company, 2 Broadway, New York, New York 10004.

Recent Sales of Unregistered Securities

           On March 12, 1996, the Company issued 30,000 shares of Everest common stock to employees and directors of the Company as payment for their services. The issuance was exempt from registration under Section 4(2) of the Securities Act.

                            Date of           Number of         Aggregate
        Purchaser          Purchases       Common Shares     Consideration Paid
        ---------          ---------       -------------     ------------------
   Frank Bauer              3/12/96           10,000               $100
   Gary Liscio              3/12/96            5,000                 50
   Harvey Doischen          3/12/96            5,000                 50
   Karl Gelbard             3/12/96           10,000                100


         On August 14, 1996, the Company issued a total of 1,000,000 shares of Everest common stock at $3.50 per share to the following institutions. The issuance was exempt from registration under Regulation S promulgated under the Securities Act.

                                  Date of       Number of         Aggregate
              Purchaser           Purchases   Common Shares   Consideration Paid
              ---------            ---------   -------------  ------------------
   Bank of Austria                 8/14/96        15,000            $52,500
   (Switzerland)
   Bank Leu                        8/14/96        60,000            210,000
   Coutts & Co. AG Zurich          8/14/96        15,000             52,500
   Credit Suisse                   8/14/96       170,000            595,000
   Darier  Hentsch  Private Bank   8/14/96        30,000            105,000
   & Trust
   FAI Overseas Investments        8/14/96       200,000            700,000
   Royal Bank of Scotland          8/14/96       400,000          1,400,000
   Swiss Bank Corp.                8/14/96       110,000            385,000

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

                                       Date of             Number of
           Purchaser                  Purchases          Common Shares
           ---------                  ---------          -------------
    Harold Ginsburg                   10/04/96             903,533
    Rhonda Ginsburg                   10/04/96             629,245
    Richard Ginsburg                  10/04/96             629,246
    Sheilah Ginsburg                  10/04/96             903,533
    Robert and Nancy Kansky           10/04/96             161,345


         In connection with the acquisition of the assets of Alarm Control, Inc., the Company issued 50,000 shares of Class A Common Stock to Terry Akins and options to purchase 100,000 shares of Class A Common Stock at a price of $2.50 per share, pursuant to the Option Agreement dated May 7, 1997. The issuance was exempt from registration under Section 4(2) of the Securities Act.

                                      Date of             Number of
     Purchaser                       Purchases          Common Shares
     ---------                       ---------          -------------
    Terry Akins                        5/7/97               50,000


         On October 21, 1997 and November 24, 1997, pursuant to a Stock Purchase Agreement between the Company and Protection One, dated as of October 14, 1997, the Company issued 2,500,000 shares of Class A Common Stock to and 1,875,000 shares of Series A Preferred Stock to Protection One. The shares were exchanged in a transaction outlined above in "1998 Developments". The issuance was exempt from registration under Section 4(2) of the Securities Act.


                                      Date of             Number of
     Purchaser                       Purchases          Common Shares
     ---------                       ---------          -------------
    Protection One                    10/16/97            2,500,000
    Protection One                    11/24/97            1,187,000*

---------------
* On an as-converted basis.

                  On February 19, 1998, the Company issued 1,981,700 shares of Class A Common Stock, pursuant to a Stock Purchase Agreement dated February 23, 1998, as partial consideration in acquiring all of the outstanding common stock of Mutual (see Note 2 to the Consolidated Financial Statements). The shares were registered with the Securities and Exchange Commissions, effective August 13, 1998.

                                 Number of Common
     Purchaser                        Shares
     ---------                        ------
    Mutual Sellers                  1,981,700


         On February 19, 1998, pursuant to a Stock Purchase Agreement between the Company and Protection One, dated as of February 23, 1998, the Company issued 1,600,000 shares of Series B Preferred Stock at $2.50 per share, the proceeds of which were used in the funding of the Mutual acquisition (see Note 2 to the Consolidated Financial Statements). The issuance was exempt from registration under Section 4(2) of the Securities Act; however, these shares were exchanged in a transaction outlined above in "Description of Business - 1998 Developments".

                              Date of     Number of Common      Aggregate
     Purchaser                Purchase       Shares          Consideration Paid
     ---------                --------       ------          ------------------
     Protection One             2/19/98     1,600,000 *            $4,000,000

---------------
* On an as-converted basis.


         In connection with the acquisition of the assets of Gator Telecom, Inc., the Company issued 94,937 shares of Class A Common Stock on March 9, 1998. The issuance was exempt from registration under Section 4(2) of the Securities Act.

                                   Date of         Number of Common
     Purchaser                     Purchase            Shares
     ---------                     --------            ------
     Gator Telecom, Inc.            3/9/98             94,937


         On April 27, 1998, the Company issued 194,269 shares of Class A Common Stock, pursuant to a Stock Purchase Agreement, dated April 27, 1998, as partial consideration in acquiring all of the outstanding common stock of Precision Security Systems, Inc. The issuance was exempt from registration under Section 4(2) of the Securities Act.

                                   Date of         Number of Common
     Purchaser                     Purchase            Shares
     ---------                     --------            ------
     David Weston                  4/27/98            194,269


         On May 4, 1998, the Company issued 5,513 shares of Class A Common Stock to Terry E. Akins, for services performed in connection with an acquisition by the Company in December 1997. The issuance was exempt from registration under
Section 4(2) of the Securities Act.

                                   Date of         Number of Common
     Purchaser                     Purchase            Shares
     ---------                     --------            ------
     Terry E. Akins                 5/4/98              5,513

         On August 13, 1998, the Company issued 289,018 shares of Class A Common Stock, pursuant to a Stock Purchase Agreement, dated August 13, 1998, as partial consideration for the Company's acquisition of the outstanding common stock of Stat-Land Burglar Alarm Systems & Devices, Inc. The issuance was exempt from registration under Section 4(2) of the Securities Act.

                                   Date of         Number of Common
     Purchaser                     Purchase            Shares
     ---------                     --------            ------
     Stat-Land sellers             8/13/98            289,018

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


Overview

         The majority of the Company's revenues is derived from recurring payments for the monitoring, maintenance and leasing of security and fire systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenues is derived from the sale and installation of security and fire systems and the servicing and upgrades of such installed systems. Monitoring and service revenues are recognized as the service is provided. On installations for which the Company retains title to the electronic security systems, the excess of installation revenue over estimated selling costs is amortized over the initial term of the related service/monitoring contract (generally five years). All other installation revenues are recognized in the period in which installation occurs. All direct installation costs, which include materials, labor and installation overhead are capitalized and amortized over a five year period. When the Company maintains ownership of the equipment, the costs of such equipment are capitalized to property and equipment and amortized over seven to ten years.

         Alarm monitoring revenues generate favorable gross margins. Historically, installation and service activity generated unfavorable gross margins because such activity was necessary for the generation and retention of residential and mid-market commercial alarm monitoring customers. With the February, 1998, acquisition of Mutual, a New York City-based provider to high-end commercial customers, however, more than half of the Company's installation activity now generates favorable gross margins. This installation activity is of a more substantial nature due to the increased security needs of the Company's high-end commercial clientele and is perceived to be of greater value.

         The Company's objective is to provide residential and commercial security services to an increasing number of subscribers. The Company's growth strategy is to enhance its position in the security alarm monitoring industry in Florida and in the Metropolitan New York City area by increasing the number and density of subscribers for whom it provides services. The Company is pursuing this strategy through a balanced growth plan involving incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets and growth of the Company's core business through referrals and traditional local marketing. The Company believes that increasing the number and density of its subscribers will help it to achieve economies of scale and enhance its results of operations. The Company also regularly reviews opportunities for expanding its operations into other large metropolitan markets.


Key Operating Measures

         The Company believes that EBITDA, MRR, and MRR Attrition are key measurements of performance in the security monitoring industry.

         EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Guardian. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of Guardian. Guardian believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by Guardian to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Guardian's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the years ended December 31, 1998 and 1997:

                                                   Year Ended December 31,

                                                    1998              1997
                                                    ----              ----

    Net loss                                      $(2,148,842)      $(1,574,091)

    Plus:
         Amortization of customer contracts         3,972,575         1,181,607
         Depreciation and amortization                545,181           295,666
         Interest expense                           1,312,703         1,001,187
                                                  -----------       -----------
              EBITDA                              $ 3,681,617         $ 904,369
                                                  ===========         =========

         Monthly Recurring Revenue. MRR represents the monthly recurring revenue the Company is entitled to receive under subscriber contracts in effect at the end of the period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company and as a key factor in assessing the value of a company. It does not measure profitability or performance, and does not include any allowance for future subscriber attrition or uncollectible accounts receivable. MRR at December 31, 1998 and 1997 was approximately $927,000 and $329,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference of gross MRR lost as the result of canceled subscriber accounts less the sum of (i) MRR replaced pursuant to guarantees from sellers of accounts purchased by the Company; (ii) MRR replaced by executing monitoring agreements with the new residents of addresses where the Company formerly enjoyed a customer; and (iii) MRR replaced by executing monitoring agreements with regard to the relocated residences or businesses of Company clients, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the years ended December 31, 1998 and 1997 was less than 10%, on an annualized basis.

Consolidated Statements of Operations

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.
                                                           Year Ended
                                                          December 31,
                                                          ------------

                                                         1998      1997
                                                         ----      ----
     Revenues:
        Monitoring                                       60.2      67.1
        Installation and service                         39.8      32.9
                                                        -----     -----
     Total revenues                                     100.0     100.0
     Operating expenses
        Monitoring                                       13.2      10.3
        Installation and service                         27.4      29.4
        General and administrative                       35.1      44.2
                                                        -----     -----
                                                         75.7      83.9
                                                        -----     -----
     Income before interest expense, amortization and
           depreciation                                  24.3      16.1
                                                        -----     -----
     Interest expense                                     8.7      17.8
     Amortization of customer contracts                  26.2      21.0
     Depreciation and amortization                        3.6       5.3
                                                        -----     -----
                                                         38.5      44.1
                                                        -----     -----
     Net loss                                           (14.2)    (28.0)
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

Year Ended December 31, 1998 and 1997

         Revenue. Total revenues for 1998 increased 170% to $15,165,755, from $5,624,790 for 1997. Monitoring revenues increased by 142% to $9,125,514 during 1998, from $3,772,108 during 1997. Installation and service revenues increased by 226% to $6,040,241 during 1998, compared to $1,852,682 during 1997. Total retail subscribers numbered approximately 23,400 at December 31, 1998, compared to approximately 11,900 at December 31, 1997, a net increase of approximately 97%. The increase in revenues and number of subscribers from 1997 to 1998 is primarily attributable to the Company's acquisition of Mutual and the other 1998 acquisitions, which added approximately 11,700 retail subscribers. The increase in installation revenue, which is generally one-time, project oriented activity, is also a direct result of the acquisition of Mutual, which provides such services to the high-end commercial market in the New York City area.

         Operating Expenses. Total operating expenses, net of amortization of customer contracts and depreciation and amortization, for 1998 increased 143% to $11,484,138, from $4,720,421 during 1997. Monitoring expenses increased 246% to $2,002,700 during 1998, compared to $579,373 during 1997. As a percentage of monitoring revenues, monitoring expenses increased to 22% in 1998, compared to 15% in 1997. The increase in monitoring expenses, in absolute as well as on a percentage basis, from 1997 to 1998 was a result of the significant increase in monitoring revenues and number of subscriber accounts, as well as the acquisition of Mutual, which operates its own central monitoring facility. Installation and service costs for 1998 increased by 152% to $4,161,520, compared to $1,653,003 during 1997. The increase in total installation and service costs from 1997 to 1998 was partly the result of increases in volume of installation activities in 1998 from 1997. As a percentage of installation and service revenue, such costs were 69% in 1998, compared to 89% in 1997, due to the larger gross margins Mutual derives from its large commercial security system sales.

         Gross Profit. Total gross profit, defined as total revenues less monitoring costs and installation and service costs, increased by 165% to $9,001,535 in 1998, compared to $3,392,414 in 1997. Gross profit from monitoring revenues increased by 123% to $7,122,814 in 1998, compared to $3,192,735 in 1997. Gross profit from installation and service activities increased 841% to $1,878,721 in 1998 compared to $199,679 in 1997. See the previous two paragraphs for a discussion of revenues and expenses of such monitoring and installation and service activity.

         General and Administrative. General and administrative ("G&A") costs increased by 114% to $5,319,918 in 1998, compared to $2,488,045 during 1997. The increase in G&A costs from 1997 to 1998 is related primarily to the Company's 1998 acquisitions and its growth in revenue, resulting in an increase in the Company's overhead cost structure. Included in G&A is bad debt expense of $511,333 in 1998, compared to $287,870 in 1997. The increased bad debt expense during 1998 over 1997 resulted from increases in revenues and the expanded customer base, which increased the Company's exposure to delinquent accounts. As a percentage of total revenues, G&A decreased to 35% in 1998 compared to 44% in 1997.

         Amortization of Customer Contracts. Amortization of customer contracts increased 236% to $3,972,575 during 1998, compared to $1,181,607 during 1997.
The increase in such costs from 1997 to 1998 resulted from the increase in the amount of capitalized customer contracts, which increased from a balance of $8,048,495 at December 31, 1997 to $31,552,324 at December 31, 1998. Such costs are amortized over 10 years, unless a contract is canceled and not replaced by the corresponding independent alarm company, or otherwise, in which case the remaining unamortized balance is written off as a charge to amortization expense.

         Depreciation and Amortization. Depreciation and amortization increased by 84% to $545,181 during 1998, compared to $295,666 during 1997. Such costs include depreciation of property and equipment (the gross balance of which increased from approximately $1.2 million at December 31, 1997 to approximately $3.2 million at December 31, 1998, as a result of (i) the Company's continued expansion activities and (ii) the Company's 1998 acquisitions, which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of approximately $0.6 million was recorded in connection with the 1998 acquisitions, which is being amortized over 10 years) and amortization of certain other intangible assets.

         Interest Expense. Interest expense increased 31% to $1,312,703 during 1998, compared to $1,001,187 during 1997. The increase in interest expense was the result of additional debt incurred primarily in connection with the cost of acquiring subscriber accounts. A substantial portion of such subscriber acquisition costs were financed by Heller. Total borrowings under the Renewed Credit Facility were approximately $6.0 million as of December 31, 1998 compared to approximately $753,000 as of December 31, 1997. As of March 25, 1999, the

Company had approximately $6.4 million of borrowings under the Heller Renewed Credit Facility.

         Net Loss. Net loss applicable to Class A Common Stock for the year ended December 31, 1998 was approximately $3.1 million, or $(0.28) per share, basic and diluted, compared to a net loss of approximately $1.6 million, or $(0.21) per share, for the year ended December 31, 1997.

Liquidity and Capital Resources

         Capital Resources. In May 1997, the Company refinanced its existing credit facility with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from an existing $7.0 million to $15.0 million. In connection with the acquisition of Mutual (see Note 2 - Consolidated Financial Statements), the Renewed Credit Facility was further amended to increase the maximum available credit to $20.0 million. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection with the investment by Protection One (See "Description of Business - 1998 Developments"), in October 1998, Heller made other amendments to the Renewed Credit Facility to conform the agreement with the transactions discussed in Note 11 in Notes to Consolidated Financial Statements. The Renewed Credit Facility includes customary covenants including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of December 31, 1998.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         Liquidity. Net cash provided by operating activities during the year ended December 31, 1998 was approximately $3.5 million. The Company incurred a net loss of approximately $2.2 million during such period; however, included in such loss was depreciation and amortization expense, amortization of customer accounts, amortization of capitalized installation costs and amortization of deferred financing costs totaling approximately $5.4 million, bad debt provision of approximately $0.5 million, cash outflows of approximately $1.3 million related to increases in accounts receivable and other assets and cash inflows of approximately $1.1 million related to net increases in liabilities.

         Net cash used in investing activities was approximately $23.0 million during the year ended December 31, 1998 and was comprised of approximately $16.7 million used in the 1998 acquisitions, the purchase and placement of customer accounts of approximately $4.5 million and the purchases of fixed assets of approximately $1.8 million which includes equipment under lease at customer premises of approximately $1.3 million.

         Net cash provided by financing activities was approximately $20.2 million during the year ended December 31, 1998, consisting of net proceeds from issuance of Preferred Stock of approximately $13.8 million, proceeds under borrowings from Heller of approximately $18.3 million reduced by repayments to Heller and other long-term debt of approximately $11.9 million. As of December 31, 1998, the Company's cash balance was $865,857.

         Total shareholders' equity increased by a net amount of $99,267 during fiscal 1998 to $9,115,493 as of December 31, 1998. The net increase resulted from the investment in the Company by Protection One and the issuance of Class A

Common Stock in connection with the Company's 1998 acquisitions less the Company's repurchase of the Class A Common Stock held by Protection One and the net loss of approximately $2.2 million (see "Description of Business - 1998 Developments").

         Affiliation with Western Resources, Inc. Protection One is a majority-owned subsidiary of Western Resources, Inc. As evidenced by the capital raised and acquisitions completed since October, 1997, the Company has reasons to believe that its strategic alliance with affiliates of Western Resources, Inc. has helped and will help the Company's competitive position by (i) improving the Company's financial strength by increasing the Company's equity and mezzanine capital; (ii) lowering the cost of such capital; (iii) improving its appeal to potential sellers of alarm accounts or alarm companies; and (iv) improving and expanding acquisition and investment opportunities made available to the Company.

                  The Company does not currently have any significant commitments for capital outlays.

Year 2000 Compliance

General

         Guardian faces the same Year 2000 problem that other participants in the security and alarm monitoring industry face given the high reliance on computer-based monitoring and electronic customer site equipment. The Year 2000 problem is a result of prior computer programming limiting the use of the year placeholder to a two digit number, such as "98" (rather than a four digit), so that when the year 2000 arrives, many systems could interpret the year date "00" as being of the turn of a prior century. This is generally referred to as the "Year 2000 Issue." Accordingly, unless corrective action is taken to ensure that such systems are "Year 2000 Ready," many systems may fail or the processes which those systems control may malfunction due to the inappropriate year interpretation.

         Guardian does not believe that the Year 2000 problem will have a significant impact on the Company or on its continuing ability to deliver installation and alarm monitoring goods and services to its present installed customer base and/or prospective customers.

State of Readiness

         The Company's primary business process is the act of monitoring electronic signals from equipment placed at residential and commercial customer premises, which are generally sent over standard analog telephone lines. Guardian conducts this primary process, including secondary processes of accounting and financial reporting, through the use of systems acquired from Monitoring Automation Systems ("MAS"). In a recent technical bulletin received from MAS, the Company was informed that all of the MAS monitoring, database and billing systems are Year 2000 compliant, however, its general ledger and accounts payable programs are no longer being offered. Guardian is in the final stages of implementing Year 2000 compliant general ledger and accounts payable software. The Company's other significant monitoring station resides at its Mutual subsidiary in New York. A conversion process to a MAS central station package is nearing completion at that site and will also be Year 2000 compliant by mid-1999.

         The Company is aware of certain non-information technology-related ("IT") processes which are of critical importance to Guardian's business, but are largely beyond the Company's ability to control. These non-IT processes encompass the Company's interaction with providers of local and long-distance telephony, local police and fire response, utilities including, but not limited to, electricity and water, and both public and private transportation.

         In order to address the remainder of what the Company believes to be its Year 2000 risk, it has developed a multi-phase plan to identify, assess and remediate the Year 2000 problem from its business processes. Accordingly, the Company has categorized the following phases through which it intends to progress in the near future:



                  Phase                                                          Estimated Completion Date
                  -----                                                          -------------------------
I.       Identification                                                                 Completed
         o   Establish readiness program and methodology
         o   Identify all computer programs and collect manufacturers' statements
         o   Identify and evaluate all equipment with embedded programs
II.      Assessment and Inventory                                                       April 1999
         o   Awareness assessment (vendors) and inventory phase
III.     Contingency Plans                                                              June 1999
         o   Develop written contingency plan and policy
IV.      Remediation and Testing                                                        August 1999
         o   Corrective application and sample testing
V.       Post-Evaluation                                                                March 2000
         o   Post Y2K evaluation of life safety systems (implementation of full testing field services)



While the Company expects its critical internal business systems to be Year 2000 ready by August 1999, testing may extend beyond that date.

Costs

         The Company estimates that the total cost to remediate its controllable Year 2000 risks will be approximately $30,000. These costs will primarily be incurred on IT upgrades. As of December 31, 1998, none of these dollars had been expended.

Risks

         The Company believes that its most reasonably likely worst case scenario is a limited failure of some portion of its customer premise equipment leased by the Company. As a general rule, such equipment is Year 2000 compliant either as a result of recent vendor updates and upgrades, new equipment, or equipment that is not date dependent. However, the Company does not believe that it will be able to physically visit, assess, test and potentially remediate the thousands of leased systems that are currently in operation. The Company intends to work in concert with its equipment vendors to ensure that the risk of the most reasonable likely worst case scenario actually occurring is reduced to a minimum level.

Contingency Plans

         As of December 31, 1998, the Company had not developed specific, actionable contingency plans. In the event of failure of the Company's primary monitoring process, Guardian is currently capable of performing the monitoring of electronic signals on a manual basis, as required by its Underwriters Laboratory certification. However, as the Company works through the planned phases described above, a contingency plan will be created prior to July 1999.

         The Company acquires other companies from time to time as part of its business development strategy, and it anticipates that acquisitions will continue through the Year 2000. In the course of conducting due diligence investigations of acquisition candidates, the Company intends to ascertain whether or not their products or services, or those of their critical suppliers, are Year 2000 ready, and whether or not such suppliers and key customers, if any, will be adversely affected by the Year 2000 issue. While acquisition candidates may provide certain information or make representations and warranties regarding Year 2000 readiness, in some cases, the Company may be unable to verify same until the acquisition is completed and the steps outlined herein as part of the Company's Year 2000 program are undertaken.

         The preceding "Year 2000 Readiness Disclosures" contain forward-looking statements of the Company's expectations regarding the ability of its products and systems to be Year 2000 ready, as well as its ability to assess the readiness of its suppliers and customers, and related risks. These statements relate to future events, the outcome of which is uncertain, and should be read in conjunction with the cautionary factors listed in the Introductory Note to this report.

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

Item 7.  Financial Statements


                   Index to Financial Statements

                                                                         Page

       Report of Independent Public Accountants (1998)                    28

       Report of Independent Certified Public Accountants (1997)          29

       Consolidated Balance Sheet                                         30
           December 31, 1998

       Consolidated Statements of Operations                              31
           For the Years Ended December 31, 1998 and 1997

       Consolidated Statement of Changes in Shareholders' Equity          32
           For the Years Ended December 31, 1998 and 1997

       Consolidated Statements of Cash Flows                              33
           For the Years Ended December 31, 1998 and 1997


       Notes to Consolidated Financial Statements                         34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Guardian International, Inc.:


We have audited the accompanying consolidated balance sheet of Guardian International, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian International, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP


Dallas, Texas
February 19, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Guardian International, Inc.:


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Guardian International, Inc. and subsidiary ("the Company") for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Guardian International, Inc. and subsidiary for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                       McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Miami, Florida,
  March 5, 1998.




                                           GUARDIAN INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEET
                                                 DECEMBER 31, 1998


            ASSETS
            Current assets:
                 Cash and cash equivalents                                                     $   865,857
                 Accounts receivable, net of allowance for doubtful accounts of
                  $488,793                                                                       1,994,795
                 Current portion of notes receivable                                               146,210
                 Inventory                                                                         393,982
                 Other                                                                             173,102
                                                                                               -----------
                      Total current assets                                                       3,573,946

            Property and equipment, net                                                          2,438,854
            Customer accounts, net                                                              31,552,324
            Goodwill and other intangible assets, net                                            2,063,256
            Notes receivable, less current portion                                                  52,042
            Deposits and other assets                                                               98,564
                                                                                               -----------
                      Total assets                                                             $39,778,986
                                                                                               ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
                Accounts payable and accrued expenses                                          $ 2,727,058
                Current portion of unearned revenue                                              2,744,462
                Current portion of long term obligations                                           683,838
                                                                                               -----------
                      Total current liabilities                                                  6,155,358
            Unearned revenue, less current portion                                               1,311,480
            Long term obligations, less current portion                                          6,799,655
                                                                                               -----------
                      Total liabilities                                                         14,266,493

            Commitments and contingencies (see Note 9)

            Redeemable preferred stock, 16,397 shares issued and outstanding                    16,397,000

            Shareholders' equity:
            Preferred stock, $.001 par value, 30,000,000 shares authorized:
               Series D preferred stock, 10,120 shares issued and outstanding                           10
            Class A voting common stock, $.001 par value, 100,000,000
               shares authorized, 11,569,241 shares issued and 8,582,241 shares                     11,569
            outstanding
            Class B non-voting common stock, $.001 par value,1,000,000
               shares authorized, 634,035 shares issued and outstanding                                634
            Additional paid-in capital                                                          23,336,470
            Accumulated deficit                                                                 (6,164,596)
            Treasury shares, at cost                                                            (8,068,594)
                                                                                               -----------
                       Total Shareholders' Equity                                                9,115,493
                                                                                               -----------
                       Total Liabilities and Shareholders' Equity                              $39,778,986
                                                                                               ===========

         The accompanying notes are an integral part of this consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                        1998           1997
                                                        ----           ----

Revenues:
     Monitoring                                    $ 9,125,514    $ 3,772,108
     Installation and service                        6,040,241      1,852,682
                                                   -----------    -----------
          Total revenues                            15,165,755      5,624,790
                                                   -----------    -----------
Operating expenses:
     Monitoring                                      2,002,700        579,373
     Installation and service                        4,161,520      1,653,003
     Selling, general and administrative             5,319,918      2,488,045
     Amortization of customer accounts               3,972,575      1,181,607
     Depreciation and amortization                     545,181        295,666
                                                   -----------    -----------
          Total operating expenses                  16,001,894      6,197,694
                                                   -----------    -----------
          Operating loss                              (836,139)      (572,904)

Interest and other                                   1,352,203      1,001,187
                                                   -----------    -----------
          Net loss                                  (2,188,342)    (1,574,091)

Preferred stock dividends                              896,336         38,065
                                                   -----------    -----------
          Net loss applicable to common stock      $(3,084,678)   $(1,612,156)
                                                   ===========    ===========
Loss per common share                                  $ (0.28)       $ (0.21)
                                                   ===========    ===========

Weighted average shares outstanding                 11,084,009      7,510,549
                                                   ===========    ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                       Common Stock           Common Stock
                                             Preferred Stock              Class A               Class B
                                             ---------------              -------               -------

                                              Shares      Amount      Shares      Amount     Shares     Amount
                                              ------      ------      ------      ------     ------     ------
Balance, December 31, 1996                          -     $         6,453,804    $ 6,454    484,035      $ 484
                                                               -
  Purchase of treasury shares                       -          -            -          -          -          -
  Write-off of notes receivable
    From sale of stock                              -          -            -          -          -          -
  Issuance of Class B Common Stock
    to financial institution                        -          -            -          -    150,000        150
  Issuance of Class A Common Stock,
    in connection with an acquisition               -          -       50,000         50          -          -
  Sale of Series A Preferred Stock and
    Class A Common Stock, net of
    Issuance costs of $188,335              1,875,000      1,875    2,500,000      2,500          -          -
  Stock dividend on Series A Preferred
    Stock                                      19,033         19            -          -          -          -
  Net loss                                          -          -            -          -          -          -
                                            ---------      -----  -----------    -------   --------      -----
Balance, December 31, 1997                  1,894,033      1,894    9,003,804      9,004    634,035        634
  Stock dividend on Series A Preferred
    Stock                                     143,100        143            -          -          -          -
  Sale of Series B Preferred Stock, net
    of issuance costs of $13,855            1,600,000      1,600            -          -          -          -
  Stock dividend on Series B Preferred
    Stock                                     104,232        104            -          -          -          -
  Retirement of Series A and Series
    B Preferred Stock, acquisition of
    Treasury stock                         (3,741,365)    (3,741)           -          -          -          -
  Sale of Series D Preferred Stock, net
    of issuance costs of $130,882              10,000         10            -          -          -          -
  Cash dividend on Series C Preferred
    Stock                                           -          -            -          -          -          -
  Stock dividend on Series D Preferred
    Stock                                         120          -            -          -          -          -
  Issuance of Class A Common Stock
    in connection with acquisitions,
net                                                 -          -    2,565,437      2,565          -          -
    of issuance costs of $28,034
  Net loss                                          -          -            -          -          -          -
                                            ---------      -----  -----------    -------   --------      -----
Balance December 31, 1998                      10,120      $  10   11,569,241    $11,569    634,035      $ 634
                                            =========      =====  ===========    =======   ========      =====




                                                                                             Note
                                              Additional                                   Receivable
                                               Paid-in      Accumulated     Treasury       from Sale
                                               Capital        Deficit        Shares        of Stock         Total
                                               -------        -------        ------        --------         -----

Balance, December 31, 1996                     $4,777,772   $(1,467,762)       $           $(201,358)     $3,115,590
  Purchase of treasury shares                           -              -        (6,438)            -          (6,438)
  Write-off of notes receivable
    From sale of stock                           (201,358)             -              -      201,358               -
  Issuance of Class B Common Stock
    to financial institution                      130,350              -              -            -         130,500
  Issuance of Class A Common Stock,
    in connection with an acquisition              38,950              -              -            -          39,000
  Sale of Series A Preferred Stock and
    Class A Common Stock, net of
    Issuance costs of $188,335                  7,307,290              -              -            -       7,311,665
  Stock dividend on Series A Preferred
    Stock                                          38,046       (38,065)              -            -               -
  Net loss                                              -    (1,574,091)              -            -      (1,574,091)
                                              -----------   ------------    -----------    ---------      ----------
Balance, December 31, 1997                     12,091,050    (3,079,918)         (6,438)           -       9,016,226
  Stock dividend on Series A Preferred
    Stock                                         286,055      (286,198)              -            -               -
  Sale of Series B Preferred Stock, net
    of issuance costs of $13,855                3,984,545              -              -            -       3,986,145
  Stock dividend on Series B Preferred
    Stock                                         260,476      (260,580)              -            -               -
  Retirement of Series A and Series
    B Preferred Stock, acquisition of
    Treasury stock                             (8,331,103)             -     (8,062,156)           -     (16,397,000)
  Sale of Series D Preferred Stock, net
    of issuance costs of $130,882               9,869,108              -              -            -       9,869,118
  Cash dividend on Series C Preferred
    Stock                                               -      (229,558)              -            -        (229,558)
  Stock dividend on Series D Preferred
    Stock                                         120,000      (120,000)              -            -               -
  Issuance of Class A Common Stock
    in connection with acquisitions,
net                                             5,056,339              -              -            -       5,058,904
    of issuance costs of $28,034
  Net loss                                                   (2,188,342)                                  (2,188,342)
                                              -----------   ------------    -----------    ---------      ----------
Balance December 31, 1998                     $23,336,470   $(6,164,596)    $(8,068,594)  $               $ 9,115,493
                                              ===========   ============    ===========   ==========      ===========



         The accompanying notes are an integral part of these consolidated financial statements.




                                                             GUARDIAN INTERNATIONAL, INC.
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                          1998            1997
                                                                                          ----            ----
Cash flows from operating activities:
     Net loss                                                                       $ (2,188,342)      $(1,574,091)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depreciation and amortization                                                  545,181           295,666
          Amortization of customer accounts                                            3,972,575         1,181,607
          Amortization of capitalized installation costs                                 650,210                 -
          Amortization of deferred financing costs                                       256,178           323,210
          Provision for doubtful accounts                                                511,333           287,870
     Changes in assets and liabilities, net of acquisitions:
          Accounts receivable                                                           (623,556)         (258,202)
          Deposits and other assets                                                     (712,558)         (248,043)
          Accounts payable and accrued expenses                                          812,635           301,316
          Unearned revenue                                                               307,296           118,207
                                                                                    ------------       -----------
               Net cash provided by operating activities                               3,530,952           427,540
                                                                                    ------------       -----------
Cash flows from investing activities:
     Purchase of fixed assets                                                         (1,786,027)         (215,712)
     Business acquisitions, net of cash acquired                                     (16,650,382)                -
     Purchase and placement of customer accounts                                      (4,537,787)       (4,181,552)
                                                                                    ------------       -----------
               Net cash used in investing activities                                 (22,974,196)       (4,397,264)
                                                                                    ------------       -----------
Cash flows from financing activities:
     Payments of long term obligations                                               (11,940,666)      (11,938,404)
     Proceeds from line of credit                                                     18,328,227         7,659,353
     Issuance of preferred stock, net of issuance costs                               13,827,227         7,311,665
     Purchase of treasury shares                                                               -            (6,438)
                                                                                    ------------       -----------
              Net cash provided by financing activities                               20,214,788         3,026,176
                                                                                    ------------       -----------
               Net increase (decrease) in cash and cash equivalents                      771,544          (943,548)

Cash and cash equivalents, beginning of year                                              94,313         1,037,861
                                                                                    ------------       -----------
Cash and cash equivalents, end of year                                               $   865,857       $    94,313
                                                                                    ============       ===========

Supplemental disclosures:
     Interest paid                                                                     $ 874,514        $  698,833
     Income taxes paid                                                                    70,500
                                                                                                                 -
Non cash investing and financing activities:
    Exchange of Class A common stock, retained as treasury shares                     (8,062,156)                -
    Retirement of Series A and Series B Preferred Stock                               (8,334,844)                -
    Issuance of Series C Redeemable Preferred Stock                                   16,397,000                 -
    Issuance  of  Class  A  common  stock  in  consideration   for  business           5,058,904                 -
acquisitions
    Stock dividends on Series A and Series B preferred stock                             546,778            38,065
    Stock dividends on Series D preferred stock                                          120,000                 -
    Financed acquisition of property and equipment                                                         150,000
                                                                                               -
    Recognition of Class B common stock to be issued                                           -           130,500
    Issuance of common stock to purchase customer contracts                                    -            22,130
    Issuance of common stock to purchase vehicles                                              -            16,870
    Contract holdbacks applied against accounts written off                              156,397            98,029
    Write off of note receivable from sale of stock                                            -           201,358


         The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated financial statements include the accounts of Guardian International, Inc., a Nevada Corporation ("Guardian") and its wholly owned subsidiaries, collectively the Company (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Description of Business
     The Company operates two central monitoring alarm stations and monitors and maintains electronic security systems for residential and commercial customers in the United States (its primary market).

     Revenue Recognition
     Installation Revenue. Prior to 1998, installation revenues were recognized when installation of security alarm systems were performed. Costs of providing installations were charged to income in the period when the installation occurred, except in cases where the Company maintained ownership of the equipment installed, in which case the Company capitalized the cost of the equipment to property and equipment and depreciated the amount over a seven year period. Net margins on installation activities prior to 1998 were not material to the Company's operations.

     In 1998, as a result of the acquisition of Mutual, the Company adopted a new accounting policy related to installation activity due to the nature of the high-end commercial installations performed by Mutual. The Company defers the excess of installation revenue over estimated selling costs and amortizes such difference over the initial term of the non-cancelable customer monitoring/service contract (generally over five years). Costs attributed to providing the installations, which include direct labor, direct materials and direct overhead, are capitalized and amortized over a five year period. All other costs associated with the installation are charged to income in the period when the installation occurs. Customers are billed for installation services when the installation is completed.

     Monitoring/Service Revenue. Customers are billed for monitoring and maintenance services primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Deferred revenues result from billings in advance of performance of services. Contracts for monitoring services are generally for an initial non-cancelable term of five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

     Cash and Cash Equivalents
     All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are considered cash equivalents.

     Restricted Cash
     Included in Cash and Cash Equivalents is restricted cash of $24,811 representing cash held in escrow pursuant to the Company's 1998 acquisition activity.

     Customer Accounts, Net
     Customer accounts acquired from alarm dealers are reflected at cost. The cost of acquired accounts is based on the estimated fair value at the date of acquisition and included in "Customer Accounts, net" in the accompanying consolidated balance sheet. Acquired customer accounts are capitalized and amortized on a straight-line basis over a 10-year period. Costs applicable to providing installation of internally generated customer accounts are capitalized and amortized over the life of the monitoring/service contract (generally five years). It is the Company's policy to perform monthly evaluations of acquired customer account attrition and, if necessary, to adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts. Because expected cash flows continue to exceed the unamortized cost of customer accounts, the Company has not recorded an impairment loss.

     Goodwill and Other Intangible Assets, Net
     Goodwill is the excess of purchase consideration given over the net assets acquired in a purchase business combination. The Company amortizes its goodwill balances over a ten-year life. Intangible assets are recorded at cost and amortized over their estimated useful lives. The carrying value of intangible assets is periodically reviewed and impairments are recognized when expected operating cash flows derived from such intangibles are less than their carrying value. Included in other intangible assets are deferred financing costs which are amortized over the respective terms of associated long term debt obligations using the interest method.

     Inventories
     Inventories, comprised of alarm systems and parts, are stated at the lower of average cost or market.

     Concentration of Credit Risk
     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables from a large number of customers, including both residential and commercial. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for potential credit losses.

     Concentration of Vendor Risk
     The Company purchases alarm systems for sale and installation from a small number of vendors. At December 31, 1998, approximately 50% of accounts payable were due to one supplier.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation of property and equipment is provided on the straight-line method. The estimated useful lives for property and equipment range from three to seven years and the estimated useful lives for leasehold improvements is approximately ten years. During 1998, the Company adjusted its estimate of useful economic life for leasehold improvements from thirty years to ten years. There was no material impact on the loss for the year as a result of the change in the estimated useful life.

     Fair Value of Financial Instruments
     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value because of their short term maturities.

     The fair value of the Company's credit facility approximates fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's other long term debt approximates carrying value.

     The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year end or may be realized in the future.

     Income Taxes
     The Company has established deferred tax assets and liabilities for temporary differences between financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets have been fully reserved as it is more likely than not that the asset will not be utilized in the future.

     Comprehensive Income
     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Finanacial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established reporting and disclosure requirements for comprehensive income and its components within the financial statements. The Company had no comprehensive income components for the years ended December 31, 1998 and 1997, therefore, comprehensive loss is the same as net loss for both periods.

     Accounting Pronouncements
     Accounting standards setters in the United States have issued several accounting pronouncements that the Company will be required to adopt in future fiscal reporting periods.

     Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters, beginning after June 15, 1999. Management has not traditionally been required to utilize derivative instruments in managing its business and does not anticipate utilizing them in 1999.

     SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" provides guidance on accounting for the costs of computer software developed or obtained for internal use, generally requiring direct development costs to be capitalized while training and data conversion costs should be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. Management anticipates the adoption of this pronouncement in fiscal year 1999 will not have a material impact on its financial statements. The Company is currently in the process of installing and implementing a new general ledger and accounts payable system, for which the accounting treatment has been substantially consistent with the guidance found in the SOP.

     Loss Per Common Share
     The Company adopted SFAS No. 128, "Earnings Per Share", in December 1997. Basic loss per common share is computed by dividing net loss attributable to common shareholders (net loss plus the preferred stock dividends) by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the convertible preferred stock is converted into Class A Common Stock and the stock options to purchase shares of Class A Common Stock (see Note 12) are exercised, is not presented because the effect would be anti-dilutive for both 1998 and 1997. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:

                                                Weighted Average Shares
                                               Outstanding for the Year
                                                  Ended December 31,
                                                  ------------------
                                                  1998         1997
                                                  ----         ----
       Class A Common Stock                    10,449,974    7,008,842
       Class B Common Stock                       634,035      501,707
                                               ----------    ---------
                                               11,084,009    7,510,549

     Advertising Costs
     Advertising costs are expensed as incurred. Total advertising expense was $100,268 and $14,229 for the years ended December 31, 1998 and 1997.

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

     Reclassification
     Certain 1997 amounts in the consolidated statements of operations, shareholders' equity and cash flows have been reclassified to conform to the 1998 presentation. Such reclassifications have no impact on the net loss reported for 1997.

2.   ACQUISITIONS

     In February 1998, the Company acquired all of the capital stock of Mutual Central Alarm Services, Inc. ("Mutual"). The total purchase price was approximately $10.5 million in cash and 1,981,700 shares (the "Shares") of unregistered Class A Common Stock. The Company granted certain rights to the Selling Security Holders to have the Mutual Shares registered by the Company under the Securities Act. These shares were registered under the Securities Act in August 1998. The effective date of the acquisition was February 1, 1998. The results of operations of Mutual are included in the consolidated statements of operations for the period from the date of acquisition onwards. The transaction was accounted for using the purchase method of accounting.

     Pursuant to the terms of the Stock Purchase Agreement between the Company and Mutual, the Company and Mutual entered into employment agreements with Joel A. Cohen and Raymond L. Adams. Mr. Cohen was retained under a five year agreement as President of Mutual and was appointed to serve as a Vice

     President of the Company. Mr. Cohen was granted options to purchase 100,000 shares of Class A Common Stock. Twenty percent (20%) of the options vest and are exercisable on each of the first five anniversaries of the effective date of Mr. Cohen's employment agreement. Mr. Adams was retained under a three year agreement as a Vice President of Mutual. Mr. Adams was granted options to purchase 100,000 shares of Class A Common Stock. One-third of the options vest and are exercisable on each of the first three anniversaries of the effective date of Mr. Adams' employment agreement. Both Mr. Adams and Mr. Cohen's options were priced at the five-day average closing price for the five day period prior to the public announcement of the transaction. Mr. Cohen's options were later cancelled and re-issued, as discussed in Note 12.

     The Company funded the cash portion of the acquisition with borrowings under its Renewed Credit Facility with Heller Financial, Inc. ("Heller") and proceeds from a $4.0 million preferred stock investment from Protection One, Inc. ("Protection One"). Protection One purchased 1,600,000 shares of Series B Preferred Stock at $2.50 per share. The Company granted to Protection One certain rights to have the shares of Class A Common Stock issuable upon conversion of the Series B Preferred Stock on a share-for-share basis registered by the Company under the Securities Act. These shares of Series B Preferred Stock were subsequently exchanged (see
     Note 11). Mutual is continuing to operate under its trade name as a wholly-owned subsidiary of the Company.

     Unaudited pro forma condensed results of operations, giving effect to the February 1998 acquisition of Mutual as of January 1, 1998 and 1997, are reflected below.



                                                                  For the Year Ended
                                                                     December 31,
                                                             -------------------------------
                                                                  1998             1997
                                                                  ----             ----
             Revenues, net                                     $15,642,463     $11,768,572
             Income (loss) from operations                      (1,046,061)        235,489
             Net loss applicable to common shares               (3,246,114)     (1,388,962)
             Loss per common share                                   (0.29)          (0.15)
             Average common shares outstanding                  11,254,179       9,492,249


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

     Other 1998 Acquisitions

     During 1998, the Company acquired three additional security alarm installation and monitoring companies, two of which were located in the state of Florida and one New York-based alarm company. The aggregate consideration for these additional acquisitions was approximately $6.9 million in cash and approximately 578,000 shares of Class A Common stock. These acquisitions were accounted for using the purchase method of accounting and the respective results of operations of the acquired companies are included in the consolidated statements of operations from the dates of the acquisitions onwards.

     Following is a summary of the Company's 1998 acquisitions, all of which were accounted for using the purchase method of accounting:



                                             Purchase Price
                                 ----------------------------------------
                                                        Class A Common
       Company Acquired                Cash                 Stock
       ----------------                ----                 -----
       Mutual                          $10,522,713      1,981,700 shares
       All others                        6,916,099        578,224 shares
                                       -----------      ---------
                                       $17,438,812      2,559,924 shares
                                       ===========      =========

     In conjunction with these acquisitions, net cash consideration paid was as follows:

        Assets acquired                                      $26,982,581
        Liabilities assumed                                   (4,470,612)
        Equity issued                                         (5,073,157)
                                                             -----------
        Cash paid                                             17,438,812
        Less - cash acquired                                    (788,430)
                                                             -----------
        Net cash paid                                        $16,650,382
                                                             ===========

3.   NOTES RECEIVABLE

     Notes receivable consist of the following at December 31, 1998:

        Installment sales                                       $ 54,025
        Notes with customers and dealers                         144,227
                                                                --------
                                                                 198,252
        Current portion                                         (146,210)
                                                                --------
        Notes receivable, less current portion                  $ 52,042
                                                                ========

     The above notes are repayable in monthly installments of principal and interest, will be fully repaid at various intervals during 1999 and 2000 and have interest rates varying from 0.0% to 18.85%.

4.   CUSTOMER ACCOUNTS, NET

     The following is an analysis of the changes in acquired customer accounts for the year ended December 31, 1998:

        Balance, beginning of year                            $  8,048,495
           Purchase of customer accounts from dealers            2,605,647
           Customer accounts acquired in acquisitions           23,588,827
           Internally generated accounts                         2,088,537
           Charges against contract holdbacks                     (156,397)
           Amortization of capitalized installation costs         (650,210)
           Amortization of customer accounts                    (3,972,575)
                                                              ------------
        Balance, end of year                                   $31,552,324
                                                              ============

     The accumulated amortization of customer accounts was $4,400,439 at December 31, 1998. In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $95,596 at December 31, 1998, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

5.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consist of the following at December 31, 1998:

       Property and equipment, at cost:
           Station equipment                                   $2,120,048
           Vehicles, furniture and office equipment               739,709
           Leasehold improvements                                 324,970
                                                               ----------
                                                                3,184,727
       Accumulated depreciation and amortization                 (745,873)
                                                               ----------
                                                               $2,438,854
                                                               ==========

     Included in property and equipment at December 31, 1998 was $150,000 of assets held under capital leases. The accumulated depreciation on such assets at December 31, 1998 was $33,929.

     The depreciation and amortization charge (including amortization of assets held under capital leases) was $325,373 and $138,384 for the years ended December 31, 1998 and 1997, respectively.

     The Company believes there are no impairments of long-lived assets based on review of expected cash flows from the use of such assets.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets, net, consist of the following at December 31, 1998:

                                               Amortization
                                                  Period
                                                  ------
       At cost:
          Goodwill                               10 years            $1,798,101
          Deferred financing costs                3 years               812,667
          Covenant not to compete and other    5 - 10 years             500,837
                                                                     ----------
                                                                      3,111,605
       Accumulated amortization                                      (1,048,349)
                                                                     ----------
                                                                     $2,063,256
                                                                     ==========

     The amortization of goodwill, covenant not-to-compete and other intangible assets was $219,808 and $157,282 for the years ended December 31, 1998 and 1997, respectively. Amortization of deferred financing costs, included in interest expense, was $256,178 and $323,210 for the years ended December 31, 1998 and 1997, respectively.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following, at December 31, 1998:


     Trade accounts payable                                   $  749,621
     Contract holdbacks                                           95,596
     Preferred dividend payable                                  229,558
     Accrued expenses                                          1,652,283
                                                              ----------
                                                              $2,727,058
                                                              ==========

8.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following at December 31, 1998:


       Credit facility with financial institution                    $5,993,992
       Capital lease obligations                                        110,682
       Equipment notes payable and other                              1,378,819
                                                                     ----------

                                                                      7,483,493
       Less-current portion                                            (683,838)
                                                                     ----------
                                                                     $6,799,655
                                                                     ==========
       Estimated maturities of long-term debt are as follows:
       1999                                                          $  683,838
       2000                                                             689,300
       2001                                                           6,094,624
       2002                                                              15,731
       2003                                                                   -
       Thereafter
                                                                              -
                                                                     ----------
                                                                     $7,483,493
                                                                     ==========

     Credit Facility. In connection with the acquisition of Mutual (see Note 2), the Company amended its credit facility (the "Renewed Credit Facility") with Heller Financial, Inc., the Company's senior lender. Under the Renewed Credit Facility, borrowings will bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2% and is collateralized by substantially all of the Company's assets. At December 31, 1998, the debt was bearing interest at varying rates. The Renewed Credit Facility expires in May 2001. The $20 million total availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection with the investment by Protection One (See "Description of Business - 1998 Developments"), in October 1998, Heller made other amendments to the Renewed Credit Facility to conform the agreement with the transactions discussed in Note 11. The Renewed Credit Facility includes customary covenants including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of December 31, 1998.

     Capital Lease Obligations. During 1997, the Company entered into a lease agreement for central station equipment, expiring in 2002. The lease has been capitalized in accordance with generally accepted accounting principles using an interest rate of 10.51%. The future minimum payments under this lease are disclosed in Note 9.

     Equipment Notes. Equipment notes payable and other relate to purchases of vehicles and equipment and the purchase of an account portfolio. Interest rates vary from 6.0% to 10.51%. The notes are repayable in monthly installment of principal and interest through 2001.


9.   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     Leased Facilities
     The Company leases its corporate headquarters from an affiliate which is owned by the principal shareholders of the Company. The Company's corporate headquarters occupies a 12,000 square foot building which houses its central monitoring facility located in Hollywood, Florida. The lease expires on December 31, 2002, but has a renewal option for an additional five years under the same terms and conditions. The annual rent is approximately $102,000, with annual increases commencing January 2000 not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party.

         With the acquisition of Mutual, the Company became the assignee on a lease for space in New York City. The assignment commenced February 19, 1998 and extends through December 31, 1999. Subsequently, the lease was extended through December 2004, with a renewal option for an additional five years under the same terms and conditions. The 3,200 square feet of leased space houses a central monitoring station, offices and warehouse facilities. The annual rent is approximately $91,000 with provisions for escalations.

         The Company also leases office space in Miami, Orlando and Tampa, Florida and in Staten Island, New York. The leases expire on various dates through July 2003 and most are renewable at the option of the Company.

     Future minimum payments under operating leases and capital leases (see Note
     8) are as follows:

                                             Operating       Capital
                                             ---------       -------
        1999                                $  421,836      $ 38,700
        2000                                   408,322        38,700
        2001                                   283,643        38,700
        2002                                   256,314        16,125
        2003                                   119,000             -
        Thereafter                             102,600             -
                                            ----------      --------
                                            $1,591,715       132,225
        Less interest                       ==========       (21,543)
        Capital lease obligations reflected as current      --------
          ($28,407) and non-current ($82,275)
          portions of long-term obligations                 $110,682
                                                            ========

10.  INCOME TAXES

     At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4.6 million, which begin to expire in 2010. The components of deferred tax assets and liabilities at December 31, 1998 are as follows:


        Deferred tax (liabilities) assets
            Allowance for doubtful accounts - current            $188,077
            Difference in amortization of customer contracts     (582,485)
            Net operating loss carryforwards                    1,803,222
            Installation activity                                (212,877)
            Other                                                   2,600
                                                               ----------
                                                                1,198,537
            Less valuation allowance                           (1,198,537)
                                                               ----------
        Net deferred tax (liabilities) assets                  $        -
                                                               ==========

     The Company's 1998 and 1997 losses have not been benefited for financial reporting purposes because it is more likely than not that the Company will be unable to generate sufficient future taxable income to offset such losses.

11.  SHAREHOLDERS' EQUITY

     In October and November 1997, the Company issued 2,500,000 shares of Class A Common Stock for $1.50 per share ($3,750,000 in the aggregate) and 1,875,000 newly authorized shares of Series A 9 3/4% Convertible Cumulative Preferred Stock for $2.00 per share ($3,750,000 in the aggregate). The proceeds of the $7,500,000 investment was used to reduce debt and for acquisitions. In February 1998, the Company issued 1,600,000 newly authorized shares of Series B 10 1/2% Convertible Cumulative Preferred Stock for $2.50 per share ($4,000,000 in the aggregate). The proceeds of the $4,000,000 investment was used in the acquisition of Mutual. Both issuances of the Preferred Stock paid quarterly preferred stock dividends. A total of 143,100 dividend shares of Series A Preferred Stock and 104,232 dividend shares of Series B Preferred Stock were issued in 1998.

     On October 21, 1998, Protection One exchanged 2,980,000 million shares of Class A Common Stock, 2,037,133 million shares of Series A Preferred Stock and 1,704,232 million shares of Series B Preferred Stock for 16,397 shares of Series C 7% Redeemable Cumulative Preferred Stock, par value $.001 ("Series C Preferred Stock"), of the Company. After giving effect to the transactions, Guardian had approximately 9.2 million shares of Common Stock outstanding including 634,035 shares of Class B Non-Voting Common Stock, par value $.001 per share. The Company has retired the Series A Preferred Stock and the Series B Preferred Stock, subsequent to the exchange transaction.

     Also on October 21, 1998, Protection One purchased 10,000 shares of Series D 6% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), of the Company for $10 million.

     The proceeds of the sale of the Series D Preferred Stock were used to pay down long-term debt.

     Due to the redeemable nature of the Series C Preferred Stock, the capital will reside outside the stockholders' equity section in the mezzanine section of the balance sheet, following long-term debt. This treatment is consistent with the hybrid characteristics of the issue.

     The Company at December 31, 1998 had a stock repurchase plan in effect. The aggregate amount of purchases under the Board-approved plan is $1 million. There have been no purchases under the plan through March 25, 1999.

12.  STOCK OPTIONS

     During 1998, the Company issued options to purchase shares of common stock at exercise prices ranging from $1.73 to $3.25 per share to various employees and a director. The options are exercisable on a pro rata basis on the anniversary dates of the agreements under which they were granted.

     On December 14, 1998, the Company canceled 375,000 of options held by certain members of management, other senior employees and directors (the "option holders"). Such options had been issued in 1997 and 1998 with exercise prices ranging from $1.95 to $3.25 per share. On the same date, 375,000 new options were issued to the option holders with an exercise price of $0.84 per share, being the market price of the Company's stock on such date. There were no other changes to the terms of the options.

     The following is a summary of stock option activity for the years ended December 31, 1998 and 1997:

                                                          Weighted Average
                                                Option        Exercise
                                                Shares         Price
                                                ------         -----
       Outstanding at December 31, 1996        184,720         $2.05
          Granted                              300,000         $2.13
          Expired                              (10,000)        $3.00
                                              --------
       Outstanding at December 31, 1997        474,720         $2.08
          Granted                              703,902         $1.77
          Cancelled                           (375,000)        $2.41
                                              --------
       Outstanding at December 31, 1998        803,622         $1.66
                                              ========

       Exercisable at 12/31/97                 214,720         $1.99
                                              ========
       Exercisable at 12/31/98                 369,720         $1.84
                                              ========

     The following table summarizes stock options outstanding and exercisable at December 31, 1998:



                                                                               Weighted Average         Weighted
                            Range of         Number of         Number of           Remaining            Average
                            Exercise          Options           Options       Contractual Life in       Exercise
         Description         Price          Outstanding       Exercisable            Years               Price
         -----------         -----          -----------       -----------            -----               -----
       1995 options          $2.00            174,720           174,720                2                 $2.00
       1997 options          $2.50            100,000           100,000                3                 $2.50
       1997 options          $0.84            200,000            80,000                9                 $0.84
       1998 options          $0.84            175,000            15,000                9                 $0.84
       1998 options          $1.73             53,902                 -               10                 $1.73
       1998 options          $3.25            100,000                 -                9                 $3.25


     The Company has adopted Statement No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation", which requires the Company to either recognize expense for stock based award based on the fair value on the date of grant or provide footnote disclosure regarding the impact of such charges. The Company continues to account for stock options pursuant to APB No. 25. Accordingly, the Company does not record compensation costs unless the market price exceeds the exercise price on the date of the grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted, the pro forma net loss and net loss per common share for the years ended December 31, 1998 and 1997 would be as follows:

                                                      1998               1997
                                                      ----               ----
       Net loss applicable to common shares:
           As reported for 1998 and 1997           $3,084,678         $1,612,156
           Pro forma for SFAS No. 123               3,354,476          1,758,116

       Net loss per common share:
           As reported for 1998 and 1997             $0.28               $0.21
           Pro forma for SFAS No. 123                 0.30                0.23

     The weighted average fair value of options granted, estimated on the date of grant was $1.27 for the year ended December 31, 1998 and $1.52 for the year ended December 31, 1997. The fair value of options granted was estimated on the date of grant using the following weighted average assumptions:

                                                  Year Ended December 31,
                                                  -----------------------
                                                  1998               1997
                                                  ----               ----
       Dividend yield                             0.00%               0.00%
       Expected stock price volatility          124.44%             157.00%
       Risk free interest rate                    5.32%             6% - 7%
       Expected option life                     9.5 years         5 - 10 years

13.  401 (k) SAVINGS PLAN

     The Company established a voluntary 401(k) Savings Plan (the "Plan") for its employees effective July 1, 1998. Employees who are over the age of 21 and have completed six months of service with the Company are eligible to participate in the Plan. The Company matches 10% of the first 4% of each employee's contribution. Participants have a choice of several investing options for their contributions and have sole direction over the investment of their contributions. The Company's contribution to the Plan for the year ended December 31, 1998 was approximately $7,300.

14.  SEGMENT REPORTING

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards 131 (SFAS 131) "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 established standards for reporting information about operating segments in annual financial statements. It also established standards for related disclosures about products and services and geographic areas.

     For the years ended December 31, 1998 and 1997, the Company operated under a single reportable segment providing alarm monitoring services, and selling and installing alarm systems to residential and commercial customers in the United States. Accordingly, no further segment reporting beyond the consolidated financial statements is presented.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         The Board of Directors has selected Arthur Andersen LLP as the Company's independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 1998, following the dismissal of McKean, Paul, Chrycy, Fletcher & Co. ("McKean Paul"). This selection is subject to the ratification by the Stockholders at the Annual Meeting. This change in independent accountants was approved by the Board of Directors effective September 1, 1998.

         McKean Paul served as the Company's independent auditors for the fiscal years ending December 31, 1997 and 1996. The reports of McKean Paul on the Company's financial statements for both of the past two fiscal years did not contain an adverse opinion nor a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and 1996, respectively, and in the subsequent interim period preceding McKean Paul's dismissal, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of McKean Paul, would have caused McKean Paul to make references to the matter in their report.

         During the most recent fiscal year and any subsequent interim period, there have been no "reportable events" as defined in Regulation S-K Item 304(a)(1)(v) with McKean Paul.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of December 31, 1998. A summary of the background and experience of each of these individuals is set forth following the table. Under the Company's by-laws, directors hold office for a period of one year, at which time the shareholders elect new directors. Further, under the Company's by-laws, directors hold office until their successors are elected and qualified.



     Name                          Age       Position
     ----                          ---       --------
     Richard Ginsburg (1)          30        Chief Executive Officer, President, Director
     Harold Ginsburg (1)           66        Chairman of the Board of Directors
     Sheilah Ginsburg (1)          60        Secretary, Treasurer, Director
     Darius G. Nevin               41        Vice President, Chief Financial Officer, Director
     William Remington             69        Director
     Terry Akins                   52        Chief Operating Officer, Vice President
     Douglas T. Lake               48        Director
     Joel A. Cohen                 59        Vice President, President of Mutual
     Raymond L. Adams              69        Vice President of Mutual


 (1) Harold and Sheilah Ginsburg are married and Richard Ginsburg is their son. Harold Ginsburg

         Mr. Ginsburg was a co-founder and the President of Guardian from its inception in 1993 until August 15, 1996. Mr. Ginsburg is an acknowledged authority on electronic/computer technology security systems and has personally developed high-tech security systems for many well-known regional and national firms. Mr. Ginsburg also has served as a consultant to financial organizations and government agencies throughout Latin America and Europe. In addition to being regarded as an international consultant in the alarm service and monitoring industry, he is responsible for the start-up of several successful security companies, including Guardsman Security Corporation, which he owned and operated from 1983 to 1991. In 1991, Guardsman was sold to Alert Centre, now owned by ADT Security, Inc. In 1978, Mr. Ginsburg founded Gibraltar Central Security Corporation, which he partially owned and operated until 1982, at which time Gibraltar Central was sold to Security Centres of London, England.

         Mr. Ginsburg does not hold directorships in any other reporting companies.

Sheilah Ginsburg

         Mrs. Ginsburg was a co-founder of Guardian. She is responsible for the human resources and certain other administrative functions of the Company. Prior to her participation in the development of Guardian, Mrs. Ginsburg was the Vice President/Controller of Guardsman Central Security, a business similar to Guardian.

         Mrs. Ginsburg does not hold directorships in any other reporting companies.

Richard Ginsburg

         Mr. Ginsburg was a co-founder of Guardian. He has been President and Chief Executive Officer of Guardian since August 1996. He received a Bachelor of Science degree in communications from the University of Miami. He subsequently acquired management skills at Guardsman Central Security Corporation where he was the Central Station Manager from 1987 to 1990. Mr. Ginsburg then became Operations Manager for the Alert Centre, another security alarm company, a position he filled from 1990 to 1992.

         Mr. Ginsburg does not hold directorships in any other reporting companies.

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

Douglas T. Lake

         Mr. Lake has been a Director of the Company since April 1998. Mr. Lake is Executive Vice President and Chief Strategic Officer of Western Resources, Inc., an entity which maintains a material investment in the Company. From 1995 to 1998, Mr. Lake was Senior Managing Director of Investment Banking with Bear Stearns & Company in New York City. Prior to 1995, he was Managing Director with Dillon Reed & Company in New York City. Mr. Lake holds a B.A. from Trinity College in Hartford, Connecticut and an M.B.A. from Amos Tuck School at Dartmouth.

         Mr. Lake also holds a directorship with Oneok, Inc, a publicly-held company.

William Remington

         Mr. Remington has been a director of the Company since 1996. Mr. Remington is a Canadian citizen and resident and for the past twenty-one years, has been the Director General of the Town of Hampstead, Quebec, Canada. In addition, Mr. Remington has participated in the design and installation of central monitoring stations for alarm monitoring companies located in Montreal, Canada, Kingston, Jamaica, London, England and Florida.

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

Joel A. Cohen

         Mr. Cohen is Vice President of the Company and President of Mutual. Mr. Cohen has served as President of Mutual since March 1989. He holds a B.A. from Brooklyn College and an M.B.A. from LIU in Brooklyn.

Raymond L. Adams

         Mr. Adams is Vice President of Mutual. He has served as Vice President of Mutual since January 1991. Mr. Adams holds a B.A. from Syracuse University.


Section 16(a) Beneficial Ownership Reporting Compliance

         The Company's directors and executive officers are required to file initial reports of ownership and reports of changes in ownership of Common Stock with the SEC. Based upon review of these filings and written representations from the directors and officers, all required filings were timely made in 1998.

Item 10.  Executive Compensation

Executive Compensation

         The following sets forth certain information regarding the aggregate cash and other compensation paid to or earned by the executive officers of the Company.



                                                          Year             Salary              Other

    Richard Ginsburg                                      1998           $100,000           $12,219  (1)
        President and CEO, Director                       1997             91,985            10,800
    Darius G. Nevin                                       1998            135,537            12,084  (1)
        Vice President and Chief Financial Officer,       1997             25,660  (2)          462
        Director
    Joel A. Cohen                                         1998            135,577  (3)       10,928  (1)
        Vice President                                    1997                  -
    Terry E. Akins                                        1998            144,808  (4)       12,559  (1)
        Chief Operating Officer, Vice President,          1997             96,346             7,089
        President of  Mutual


---------------
    (1) Included in other annual compensation are auto allowances and payments for medical insurance coverage.

    (2) Mr. Nevin joined the Company in October 1997, with the execution of his employment agreement. The annualized compensation for 1997 for Mr. Nevin was $135,000.

    (3) Mr. Cohen joined the Company in February 1998, with the execution of his employment agreement. The annualized compensation for 1998 for Mr. Cohen was $150,000.

    (4)Mr. Akins joined the Company in May 1997, with the execution of his employment agreement. The annualized compensation for 1997 and 1998 for Mr. Akins was $150,000. Mr. Akins took extra vacation time in 1998 for which he was not compensated.

Compensation of Directors

         As compensation for serving as a director, Mr. Lake received options to purchase 75,000 shares of Guardian Class A Common Stock. Mr. Remington receives compensation of $250 for each meeting of the Board of Directors which he attends.

Options/SAR Grants in Last Fiscal Year
Individual Grants



                             Number of        Percent of Total
                             Securities         Options/SARs      Exercise of
                             Underlying          Granted to           SRAs
                            Options/SARs    Employees in Fiscal      Price
            Name              Granted               Year          ($/Share)              Expiration Date
            ----              -------               ----           ----                 ---------------
    Richard Ginsburg          100,000              14.2%             $0.84      (1)    October 15, 2007
    Darius G. Nevin           100,000              14.2%             $0.84      (1)    October 15, 2007
    Joel Cohen                100,000              14.2%             $0.84      (1)    February 23, 2008

    (1) Issued December 14, 1998, see Note 12 in Notes to Consolidated Financial Statements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

         The following table sets forth information with respect ot the beneficial ownership as of March 25, 1999 of Class A Common Stock by (i) each Director of the Company; (ii) each nominee to the Board of Directors; (iii) the Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group. On March 26, 1999, there were 11,569,241 and 8,582,241 shares of Class A Common Stock issued and outstanding, respectively.

                                                    Shares         Percentage of
                                                 Beneficially       Outstanding
Name of Beneficial Owner of Identity Group         Owned (1)        Shares (2)
-------------------------------------------        ---------        ----------
Richard Ginsburg (3), (4), (5)                      672,096            7.8%
Harold Ginsburg (3), (4)                          1,003,533           11.7%
Sheilah Ginsburg (3), (4)                           903,533           10.5%
Darius G. Nevin (3), (5)                             49,000            0.6%
William Remington (3)                                     0            0.0%
Douglas T. Lake (6), (7)                             30,000            0.3%
Joel A. Cohen (8), (9)                              218,009            2.5%
Terry E. Akins (3), (10)                            160,513            1.8%
Other Directors and Officers, as a group (11)     3,036,684           23.3%

---------------
    (1) Each director and executive officer has sole voting and investment power with respect to the shares beneficially owned.

    (2) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares of Class A Common Stock which such person has the right to acquire on or within 60 days of March 26, 1999. For purposes of computing the percentage of the class of Class A Common Stock held by each person named above, any shares which such person has or has the right to acquire on or within 60 days after March 26, 1999 are deemed to be outstanding for such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

    (3) The address of such shareholder is c/o Guardian International, Inc., 3880 North 28 Terrace, Hollywood, Florida 33020-1118.

    (4) Richard Ginsburg is the son of Harold and Sheilah Ginsburg. Harold and Sheilah Ginsburg are husband and wife and each disclaims ownership of the others' shares. (5) Includes 40,000 options which are immediately exercisable.

    (6) Includes 15,000 options which are immediately exercisable.

    (7) The address of such shareholder is c/o Western Resources, Inc. 818 South Kansas Avenue, Topeka, Kansas, 66612-1203.

    (8) Includes 20,000 options which are immediately exercisable.

    (9) The address of such shareholder is c/o Mutual Central Alarm Services, Inc., 10 West 46th Street, New York, New York, 10036.

    (10)Includes 100,000 options which are immediately exercisable.

    (11)Includes Mssrs. Richard Ginsburg, Harold Ginsburg, Nevin, Remington, Lake, Cohen, Akins and Mrs. Ginsburg.

Security Ownership of Certain Beneficial Owners

         The following table sets forth information with respect to the beneficial ownership as of March 25, 1999 of any person (including any "group") known by the Company to be the beneficial of more than 5% of any class of stock.



                                                                          Amount and Nature    Percent
                                           Name and Address of              of Beneficial     of Class
    Title of Class                           Beneficial Owner                Ownership (1)      (2) (3)
    --------------                           ----------------                -------------     -------
    Preferred Stock (4),(6)           Protection One, Inc. (5)                    26,517        100.0
    Class A Common Stock              Harold Ginsburg                          1,003,533         11.7
    Class A Common Stock              Sheilah Ginsburg                           903,533         10.5
    Class A Common Stock              Richard Ginsburg                           672,096          7.8
    Class A Common Stock              Rhonda Ginsburg                            629,645          7.3
    Class A Common Stock              Estate of Norman Rubin                     501,827          5.8
    Class B Common Stock (4)          Heller                                     634,035        100.0


---------------
    (1) Each beneficial owner listed in the above table has sole voting and investment power with respect to the shares beneficially owned.

    (2) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares which such person has the right to acquire on or within 60 days of March 26, 1999. For purposes of computing the percentage of the class held by each person named above, any shares which such person has or has the right to acquire on or within 60 days after March 26, 1999 are deemed to be outstanding for such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

    (3) On a fully diluted basis, Protection One, Inc. holds 25.9%, Harold Ginsburg holds 7.7%, Sheilah Ginsburg holds 6.9%, Richard Ginsburg holds 5.1%, Rhonda Ginsburg holds 4.8%, Estate of Norman Rubin holds 3.8% and Heller owns 4.9% of the outstanding securities of the Company.

    (4) Shares of Preferred Stock are not convertible until at least the third anniversary of their issuance (see Westar Security, Inc. Investment in Part I, Item 1) at a rate of one share for 333.3333 shares of Class A Common Stock. Class B Common Stock is immediately convertible into Class A Common Stock on a share-for-share-basis at any time.

    (5) The address for Protection One, Inc. is 6225 North State Highway 161, Suite 400, Irving, Texas 75038.

    (6) The amount includes stock dividends accumulated through December 31, 1998.


Item 12. Certain Relationships and Related Transactions

     The Company leases its corporate headquarters from Guardian Investments, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company. The Company occupies a 12,000 square foot building which houses its central monitoring facility located at 3880 North 28 Terrace, Hollywood, Florida 33020. The telephone number is (954) 926-5200. The lease expires on December 31, 2002, but has a renewal option for an additional five years under the same terms and conditions. The annual rent is approximately $102,000, with annual increases not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

3(i) Articles of Incorporation dated October 30, 1986 incorporated by reference to Exhibit 3(i) of the Company's Form 10SB filed May 6, 1996.
3(i)(a) Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(a) of the Company's Form 10SB filed May 6, 1996.
3(i)(b) Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(b) of the Company's Form 10SB filed May 6, 1996.
3(i)(c) Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3(i)(c) of the Company's Form 10SB/A filed January 24, 1997.
3(ii) Amended and Restated By-Laws of the Company incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-QSB filed as of November 14, 1997.
4(a) Specimen Stock Certificate incorporated by reference to Exhibit 4 of the Company's Form 10-SB12G as of June 18, 1996
4(b) Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Preferred Stock, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on November 24, 1997 designating the first series of Preferred Stock of the Company as Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share, incorporated by reference to Exhibit 4(b) of the Company's Form 10-KSB filed March 31, 1998.
4(c) Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Preferred Stock, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on February 23, 1998 designating the second series of Preferred Stock of the Company as Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share, incorporated by reference to Exhibit 4(c) of the Company's Form 10-KSB filed March 31, 1998.
4(d) Amendment to Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on March 13, 1998, incorporated by reference to Exhibit 4(d) of the Company's Form 10-KSB filed March 31, 1998.
4(e) Amendment to Certificate of the Designations, Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of State of the State of Nevada on March 13, 1998, incorporated by reference to Exhibit 4(e) of the Company's Form 10-KSB filed March 31, 1998.
4(f) Amendment to Certificate of the Designations, Voting Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the Series A 9 3/4% Convertible, Cumulative Preferred Stock, par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of the State of Nevada on October 19, 1998, incorporated by reference to Exhibit 4(a) of the Company's Form 8-K filed November 3, 1998.
4(g) Amendment to Certificate of the Designations, Voting Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the Series

           B 10 1/2% Convertible, Cumulative Preferred Stock, par value $.001 per share, of Guardian International, Inc., filed in the Office of the Secretary of the State of Nevada on October 19, 1998, incorporated by reference to Exhibit 4(b) of the Company's Form 8-K filed November 3, 1998.
4(h) Certificate of the Designations, Voting Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series C Preferred Stock, filed in the Office of the Secretary of the State of Nevada on October 21, 1998 designating the third series of Preferred Stock of the Company as "Series C 7.00% Redeemable Cumulative Preferred Stock, par value $.001 per share", incorporated by reference to Exhibit 4(c) of the Company's Form 8-K filed November 3, 1998.
4(i) Certificate of the Designations, Voting Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series D Preferred Stock, filed in the Office of the Secretary of the State of Nevada on October 21, 1998 designating the fourth series of Preferred Stock of the Company as "Series D 6.00% Convertible Cumulative Preferred Stock, par value $.001 per share", incorporated by reference to
           Exhibit 4(d) of the Company's Form 8-K filed November 3, 1998.
10(a) Amended and Restated Loan and Security Agreement with Heller Financial, Inc. dated as of February 23, 1998, incorporated by reference to Exhibit 10(j) of the Company's Form 10-KSB filed March 31, 1998.
10(b) Stock Purchase Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(a) of the Company's Form 8-K filed as of March 10, 1998.
10(c) Registration Rights Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(b) of the Company's Form 8-K filed as of March 10, 1998.
10(d) Escrow and Pledge Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(c) of the Company's Form 8-K filed as of March 10, 1998.
10(e) Employment Agreement with Joel A. Cohen dated as of February 1, 1998 incorporated by reference to Exhibit 10(d) of the Company's Form 8-K filed as of March 10, 1998.
10(f) Employment Agreement with Raymond L. Adams dated as of February 1, 1998 incorporated by reference to Exhibit 10(e) of the Company's Form 8-K filed as of March 10, 1998.
10(g) Asset Purchase Agreement effective as of March 9, 1998 incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed as of March 24, 1998.
10(h) Warranty Bill of Sale dated as of March 5, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed as of March 24, 1998.
10(i) Assignment and Assumption Agreement dated as of March 5, 1998 incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed as of March 24, 1998.
10(j) Guaranty Agreement dated as of March 9, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed as of March 24, 1998.
10(k)      Escrow Agreement date March 9, 1998  incorporated by reference to
           Exhibit 10(e) to the Company's Form 8-K filed as of March 24, 1998.
10(l) Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to Exhibit 10(f) to the Company's Form 8-K filed as of March 24, 1998.
10(m) Amendment to Registration Rights Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(gg) to the Company's Form 10-KSB filed as of March 31, 1998.
10(n) Stock Subscription Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(hh) to the Company's Form 10-KSB filed as of March 31, 1998.
10(o) Stock Purchase Agreement dated as of April 27, 1998, incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB filed as of August 14, 1998.

10(p) Employment Agreement with David Weston between Precision and the Company dated as of April 27, 1998, incorporated by reference to
           Exhibit 10(b) to the Company's Form 10-QSB filed as of August 14,
           1998.
10(q) Indemnification Agreement between sellers of Precision and the Company dated April 27, 1998, incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed as of August 14, 1998.
10(r) Confidentiality, Noncompetition and Nonsolicitation Agreement with Alan Dubow dated April 27, 1998, incorporated by reference to Exhibit 10(d) to the Company's Form 10-QSB filed as of August 14, 1998.
10(s) Confidentiality, Noncompetition and Nonsolicitation Agreement with Richard Clark dated April 27, 1998, incorporated by reference to
           Exhibit 10(e) to the Company's Form 10-QSB filed as of August 14,
           1998.
10(t) Confidentiality, Noncompetition and Nonsolicitation Agreement with Jeff Chivers dated April 27, 1998, incorporated by reference to
           Exhibit 10(f) to the Company's Form 10-QSB filed as of August 14,
           1998.
10(u) Stock Purchase Agreement dated as of August 13, 1998, incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB filed as of November 16, 1998.
10(v) Escrow Agreement dated as of August 13, 1998, incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB filed as of November 16, 1998.
10(w) Employment Agreement between Vincent Monardo and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed as of November 16, 1998.
10(x) Employment Agreement between Kevin Killea and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(d) to the Company's Form 10-QSB filed as of November 16, 1998.
10(y) Employment Agreement between Michael Assenza and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(e) to the Company's Form 10-QSB filed as of November 16, 1998.
10(z) Employment Agreement between Paul Ferrara and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(f) to the Company's Form 10-QSB filed as of November 16, 1998.


Reports on Form 8-K

     Form 8-K filed as of October 21, 1998 announced that: (i) Westar Security, Inc. ("Westar") purchased 10,000 shares of the Company's Series D 6% Convertible Cumulative Preferred Stock, par value $.001 per share; (ii) Westar exchanged its existing equity holdings for 16,197 shares of the Company's Series C 7% Redeemable Preferred Stock; and (iii) the Company's Board of Directors authorized the repurchase of up to $1 million of Guardian Class A Common Voting Stock, par value $.001 per share.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GUARDIAN INTERNATIONAL, INC.


                                  By:  /s/ Richard Ginsburg
                                       --------------------------
                                       Richard Ginsburg
                                       President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                            Title                                                    Date
---------                            -----                                                    ----



/s/ Harold Ginsburg                  Chairman of the Board of Directors                       March 31, 1999
-----------------------------------
Harold Ginsburg

/s/ Richard Ginsburg                 Director, President and Chief Executive Officer          March 31, 1999
-----------------------------------  (Principal Executive Officer)
Richard Ginsburg

/s/ Darius G. Nevin                  Director, Vice President and Chief Financial             March 31, 1999
-----------------------------------  Officer
Darius G. Nevin                      (Principal Financial and Principal Accounting
                                     Officer)

/s/ Sheilah Ginsburg                 Director, Secretary and Treasurer                        March 31, 1999
-----------------------------------
Sheilah Ginsburg
