Form 10QSB
period 1999-03-31
GUARDIAN INTERNATIONAL INC
filed 1999-05-17
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                             YES   [X]       NO  [ ]

         As of May 14, 1998, there were 8,582,241 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           Transitional Small Business Disclosure Format (check one):

                             YES   [ ]       NO  [X]

                          GUARDIAN INTERNATIONAL, INC.

                                Table of Contents

                                                                                                  Page No.
                                                                                                  --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial  Statements

                Consolidated Balance Sheets as of March 31, 1999 and
                     December 31, 1998                                                                 1

                Consolidated Statements of Operations  for the Three Months
                     Ended  March 31, 1999 and 1998                                                    2

                Consolidated Statement of Changes in Shareholders' Equity
                     for the Three Months Ended March 31, 1999                                         3

                Consolidated Statements of Cash Flows for the Three Months
                     Ended March 31, 1999 and 1998                                                     4

                Notes to Consolidated Financial Statements                                             5

Item 2.         Management's Discussion and Analysis                                                   7

PART II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                                      16


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                                  March 31,       December 31,
                                                                                                    1999             1998
                                                                                                    ----             ----
                                                                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                                     $ 832,812        $ 865,857
     Accounts receivable, net of allowance for doubtful accounts of $559,166 and
        $488,793, respectively                                                                     2,039,736        1,994,795
     Current portion of notes receivable                                                             115,566          146,210
     Inventory                                                                                       410,991          393,982
     Other                                                                                           210,904          173,102
                                                                                               -------------     ------------
          Total current assets                                                                     3,610,009        3,573,946

Property and equipment, net                                                                        2,874,050        2,438,854
Customer accounts, net                                                                            30,706,805       31,552,324
Goodwill and other intangible assets, net                                                          1,965,229        2,063,256
Notes receivable, less current portion                                                                48,719           52,042
Deposits and other assets                                                                             83,317           98,564
                                                                                               -------------     ------------
          Total assets                                                                           $39,288,129      $39,778,986
                                                                                               =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable and accrued expenses                                                        $ 3,022,844      $ 2,727,058
    Current portion of unearned revenue                                                            2,857,676        2,744,462
    Current portion of long term obligations                                                         686,620          683,838
                                                                                               -------------     ------------
          Total current liabilities                                                                6,567,140        6,155,358
Unearned revenue, less current portion                                                             1,335,494        1,311,480
Long term obligations, less current portion                                                        7,063,609        6,799,655
                                                                                               -------------     ------------
          Total liabilities                                                                       14,966,243       14,266,493

Redeemable preferred stock, 16,397 shares issued and outstanding                                  16,397,000       16,397,000

Shareholders' equity:
Preferred stock, $.001 par value, 30,000,000 shares authorized:
   Series D preferred stock, 10,120 shares issued and outstanding                                         10               10
Class A voting common stock, $.001 par value,  100,000,000 shares authorized, 11,569,241
   shares issued and 8,582,241 shares outstanding                                                     11,569           11,569
Class B non-voting common stock, $.001 par value,  1,000,000 shares  authorized,  634,035
   shares issued and outstanding                                                                         634              634
Additional paid-in capital                                                                        23,333,329       23,336,470
Accumulated deficit                                                                               (7,352,062)      (6,164,596)
Treasury shares, at cost                                                                          (8,068,594)      (8,068,594)
                                                                                               -------------     ------------
           Total Shareholders' Equity                                                              7,924,886        9,115,493
                                                                                               -------------     ------------
           Total Liabilities and Shareholders' Equity                                            $39,288,129      $39,778,986
                                                                                               =============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                             1999             1998
                                                                                             ----             ----
Revenues:
     Monitoring                                                                            $2,781,516      $ 1,726,903
     Installation and service                                                               1,548,373          882,987
                                                                                         ------------     ------------
          Total revenues                                                                    4,329,889        2,609,890
                                                                                         ------------     ------------

Operating expenses:
     Monitoring                                                                               533,233          357,714
     Installation and service                                                               1,198,319          646,279
     Selling, general and administrative                                                    1,669,882          888,704
     Amortization of customer accounts                                                      1,234,917          601,064
     Depreciation and amortization                                                            190,680          122,972
                                                                                         ------------     ------------
          Total operating expenses                                                          4,827,031        2,616,733
                                                                                         ------------     ------------

          Operating loss                                                                     (497,142)          (6,843)

Interest and other                                                                            255,696          235,270
                                                                                         ------------     ------------

          Net loss                                                                           (752,838)        (242,113)

Preferred stock dividends                                                                     434,627          134,656
                                                                                         ------------     ------------

          Net loss applicable to common stock                                             $(1,187,465)      $ (376,769)
                                                                                         ============     ============

Loss per common share                                                                         $ (0.13)         $ (0.04)
                                                                                         ============     ============

Weighted average shares outstanding                                                         9,216,276       10,557,875
                                                                                         ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                   Series D             Common Stock           Common Stock
                                               Preferred Stock             Class A               Class B            Additional
                                              -------------------          -------               -------              Paid-in
                                              Shares     Amount      Shares      Amount     Shares     Amount         Capital
                                              ------     ------      ------      ------     ------     ------         -------
    Balance December 31, 1998                   10,120      $  10   11,569,241    $11,569    634,035      $ 634    $23,336,470

      Series C Preferred Stock Dividends             -          -            -          -          -          -              -
      Series D Preferred Stock Dividends             -          -            -          -          -          -              -
      Equity issuance costs                          -          -            -          -          -          -         (3,141)
      Net loss                                       -          -            -          -          -          -              -
                                              --------     ------   ----------   --------    -------    -------    -----------
    Balance March 31, 1999                      10,120      $  10   11,569,241    $11,569    634,035      $ 634    $23,333,329
                                              ========     ======   ==========   ========    =======    =======    ===========

(RESTUBBED TABLE)
                                                 Accumulated      Treasury
                                                   Deficit         Shares        Total
                                                   -------         ------        -----

    Balance December 31, 1998                  $(6,164,596)   $ (8,068,594)  $ 9,115,493

      Series C Preferred Stock Dividends          (283,760)              -      (283,760)
      Series D Preferred Stock Dividends          (150,868)              -      (150,868)
      Equity issuance costs                              -               -        (3,141)
      Net loss                                    (752,838)              -      (752,838)
                                               -----------    ------------   -----------
    Balance March 31, 1999                     $(7,352,062)   $ (8,068,594)  $ 7,924,886
                                               ===========    ============   ===========

               The accompanying notes are an integral part of this
                       consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                            1999           1998
                                                                                            ----           ----
Cash flows from operating activities:
     Net loss                                                                          $ (752,838)       $ (242,113)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depreciation and amortization                                                   190,680           122,972
          Amortization of customer accounts                                             1,234,917           601,064
          Amortization of capitalized installation costs                                  222,839            54,700
          Amortization of deferred financing costs                                         64,431            68,258
          Provision for doubtful accounts                                                 118,850           120,902
          Provision for inventory losses                                                   15,000                 -
          Payment of Series C Preferred Stock cash dividends                             (229,558)                -
     Changes in assets and liabilities, net of acquisitions:
          Accounts receivable                                                            (163,791)         (284,427)
          Deposits and other assets                                                       (58,542)         (306,823)
          Accounts payable and accrued expenses                                            89,780          (196,775)
          Unearned revenue                                                                137,228         1,206,920
                                                                                     ------------      ------------
               Net cash provided by operating activities                                  868,996         1,144,678
                                                                                     ------------      ------------

Cash flows from investing activities:
     Purchase of fixed assets                                                            (536,688)         (294,513)
     Business acquisitions, net of cash acquired                                                -       (11,193,593)
     Purchase and placement of customer accounts                                         (611,977)       (1,246,352)
                                                                                     ------------      ------------
               Net cash used in investing activities                                   (1,148,665)      (12,734,458)
                                                                                     ------------      ------------

Cash flows from financing activities:
     Payments of long term obligations                                                   (175,752)       (1,092,806)
     Proceeds from line of credit                                                         425,517         9,338,433
     Issuance of preferred stock, net of issuance costs                                    (3,141)        3,989,549
                                                                                     ------------      ------------
               Net cash provided by financing activities                                  246,624        12,235,176
                                                                                     ------------      ------------

               Net increase (decrease) in cash and cash equivalents                      (33,045)           645,396

Cash and cash equivalents, beginning of year                                              865,857            94,313
                                                                                     ------------      ------------
Cash and cash equivalents, end of year                                                  $ 832,812          $739,709
                                                                                     ============      ============

Supplemental disclosures:
     Interest paid                                                                       $231,689           $94,463
Non cash investing and financing activities:
    Issuance of Class A common stock in consideration for business acquisitions                 -         4,705,157
    Stock dividends on Series A and Series B preferred stock                                    -           134,656
    Contract holdbacks applied against accounts written off                                13,290            37,107

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying unaudited financial statements of Guardian International, Inc. ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-KSB.

     Reclassifications
     -----------------
     Certain 1998 amounts in the consolidated statements of operations and cash flows have been reclassified to conform to the 1999 presentation.

2.   PROPERTY AND EQUIPMENT, NET

     During the quarter, the Company expended $536,688 for the purchase of fixed assets, consisting of Company-owned subscriber premises equipment approximating $400,000 and additional system software of approximately $137,000.

3.   CUSTOMER ACCOUNTS

         The following is an analysis of the changes in acquired customer accounts:

                                                                    Three Months Ended      Year Ended
                                                                     March 31, 1999      December 31, 1998
                                                                     --------------      -----------------
         Balance, beginning of period                                    $31,552,324         $8,048,495
            Purchase of customer accounts from dealers                       145,782          2,605,647
            Customer accounts acquired in acquisitions                             -         23,588,827
            Internally generated accounts                                    479,746          2,088,537
            Charges against contract holdbacks                               (13,291)          (156,397)
            Amortization of capitalized installation costs                  (222,839)          (650,210)
            Amortization of customer accounts                             (1,234,917)        (3,972,575)
                                                                         -----------        -----------
         Balance, end of period                                          $30,706,805        $31,552,324
                                                                         ===========        ===========

     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $83,926 and $95,596 at March 31, 1999 and December 31, 1998, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net, consist of the following:

                                                               Amortization          March 31,         December 31,
                                                                  Period               1999                1998
                                                                  ------               ----                ----
     At cost:
        Goodwill                                                  10 years            $1,798,101        $1,798,101
        Deferred financing costs                                   3 years               812,667           812,667
        Covenant not to compete and other                       5 - 10 years             466,953           500,837
                                                                                     -----------      ------------
                                                                                       3,077,721         3,111,605
     Accumulated amortization                                                         (1,112,492)       (1,048,349)
                                                                                     -----------      ------------
                                                                                      $1,965,229        $2,063,256
                                                                                     ===========      ============

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                    March 31,      December 31,
                                                                      1999            1998
                                                                      ----            ----
     Trade accounts payable                                          $865,531        $749,621
     Contract holdbacks                                                83,926          95,596
     Preferred dividends payable                                      434,627         229,558
     Accrued expenses                                               1,638,760       1,652,283
                                                                  -----------    ------------
                                                                   $3,022,844      $2,727,058
                                                                  ===========    ============

6.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following:

                                                                  March 31,      December 31,
                                                                    1999            1998
                                                                    ----            ----
     Credit facility with financial institution                    $6,419,509      $5,993,992
     Capital lease obligations                                        103,856         110,682
     Equipment notes payable and other                              1,226,864       1,378,819
                                                                 ------------   -------------
                                                                    7,750,229       7,483,493
     Less-current portion                                            (686,620)       (683,838)
                                                                 ------------   -------------
                                                                   $7,063,609      $6,799,655
                                                                 ============   =============

     In connection with the acquisition of Mutual Central Alarm Services, Inc. ("Mutual"), the Company amended its credit facility in October 1998 (the "Renewed Credit Facility") with Heller Financial, Inc., the Company's senior lender ("Heller"). Under the Renewed Credit Facility, borrowings bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At March 31, 1999, the debt was bearing interest at varying rates. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined). In connection with the October 1998 investment by Protection One (see Part I, Item I "1998 Developments" in the Company's 1998 Form 10-KSB for the fiscal year ended December 31, 1998), Heller made other amendments to the Renewed Credit Facility to conform the agreement with the transactions. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or making of other distributions to the Company's shareholders. The Company believes it was in compliance with all such covenants as of March 31, 1999.

Item 2.  Management's Discussion and Analysis

Introductory Note

FORWARD-LOOKING STATEMENTS.

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve risks and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. Information with respect to these risks and uncertainties is included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999.

Overview

         The majority of the Company's revenue is derived from recurring payments for the monitoring, maintenance and leasing of security and fire systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenue is derived from the sale and installation of security and fire systems and the servicing and upgrades of such installed systems. Monitoring and service revenues are recognized as the service is provided. On installations for which the Company retains title to the electronic security systems, the excess of installation revenue over estimated selling costs is amortized over the initial term of the related service/monitoring contract (generally five years). All other installation revenues are recognized in the period in which installation occurs. All direct installation costs, which include materials, labor and installation overhead are capitalized and amortized over a five year period. When the Company maintains ownership of the equipment, the costs of such equipment are capitalized to property and equipment and amortized over seven years.

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

         Alarm monitoring revenues generate favorable gross margins. Historically, installation and service activity generated unfavorable gross margins because such activity was necessary for the generation and retention of residential and mid-market commercial alarm monitoring customers. With the February 1998, acquisition of Mutual, a New York City-based provider to high-end commercial customers, however, more than half of the Company's installation activity now generates favorable gross margins. This installation activity is of a more substantial nature due to the increased security needs of the Company's high-end commercial clientele and is perceived to be of greater value.

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

         EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of Guardian. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of Guardian. Guardian believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by Guardian to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. Guardian's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the three months ended March 31, 1999 and 1998:

                                                      For the Three Months Ended
                                                               March 31,
                                                               ---------
                                                          1999          1998
                                                          ----          ----
                                                              (Unaudited)
  Net loss                                            $(752,838)      $(242,113)

  Plus:
       Amortization of customer contracts             1,234,917         601,064
       Depreciation and amortization                    190,680         122,972
       Interest expense and other                       255,696         235,270
                                                     ----------    ------------

            EBITDA                                     $928,455       $ 717,193
                                                     ==========    ============

         Monthly Recurring Revenue ("MRR"). MRR represents the monthly recurring revenue the Company is entitled to receive under subscriber contracts in effect at the end of the period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company and as a key factor in assessing the value of a company. It does not measure profitability or performance, and does not include any allowance for future subscriber attrition or uncollectible accounts receivable. MRR at March 31, 1999 and 1998 was approximately $935,000 and $639,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference of gross MRR lost as the result of canceled subscriber accounts less MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the three months ended March 31, 1999 and 1998 was less than 10%, on an annualized basis.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated for consolidated operations.

                                                              Three Months Ended
                                                                   March 31,
                                                               1999         1998
                                                               ----         ----
Revenues:
   Monitoring                                                 64.2          66.2
   Installation and service                                   35.8          33.8
                                                          --------      --------
Total revenues                                               100.0         100.0

Operating expenses
   Monitoring                                                 12.3          13.7
   Installation and service                                   27.7          24.7
   General and administrative                                 38.6          34.1
                                                          --------      --------
                                                              78.6          72.5
                                                          --------      --------
Income before interest expense, amortization and
   Depreciation                                               21.4          27.5
                                                          --------      --------

Interest expense                                               5.9           9.0
Amortization of customer contracts                            28.5          23.0
Depreciation and amortization                                  4.4           4.7
                                                          --------      --------
                                                              38.8          36.7
                                                          --------      --------
Net loss                                                     (17.4)         (9.2)
                                                          ========      ========

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenue. Total revenues for the three months ended March 31, 1999 increased 66% to approximately $4.3 million from approximately $2.6 million during the corresponding period in the prior year. Monitoring revenues for the three months ended March 31, 1999 increased to approximately $2.8 million, or 61%, from approximately $1.7 million during the corresponding period of the prior year. Installation and service revenues for the three months ended March 31, 1999 increased by 75% to approximately $1.5 million, compared to approximately $883,000 during the corresponding period of the prior year. Total retail subscribers approximated 23,700 at March 31, 1999, compared to 16,500 at March 31, 1998, a net increase of 44%. The increase in revenues and number of subscribers in the first quarter of 1999 from the first quarter of 1998 is primarily attributable to the Company's 1998 acquisitions (see Note 2 to the Consolidated Financial Statements of the Company's Form 10KSB for the fiscal year ended December 31, 1998).

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the three months ended March 31, 1999 increased 80% to approximately $3.4 million, compared to approximately $1.9 million during the corresponding period in the prior year. Monitoring expenses increased 49.1% to approximately $533,000, compared to approximately $358,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the three months ended March 31, 1999, monitoring expenses were 19%, compared to 21% during the corresponding period in the prior year. The increase in monitoring costs was a result of the significant increase in monitoring revenues and number of subscriber accounts, as well as the acquisition of Mutual, which operates its own central monitoring station. Installation and service costs during the three months ended March 31, 1999 increased by 85.4% to approximately $1.2 million, compared to approximately $646,000 during the corresponding period in the prior year. The increase in total installation and service costs in 1999 from 1998 was partly the result of increases in related revenues in 1999 from 1998. As a percentage of installation and service revenue, installation and service costs were 77% during the three months ended March 31, 1999, compared to 73%, during the corresponding period in the prior year.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 62% to approximately $2.6 million during the three months ended March 31, 1999, compared to approximately $1.6 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 64.2% to approximately $2.2 million during the three months ended March 31, 1999, compared to approximately $1.4 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1998 acquisitions. Gross profit from installation and service activities increased to approximately $350,000 during the three months ended March 31, 1999, from approximately $237,000 during the corresponding period in the prior year, partly due to the increased revenues.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") increased by 88% to approximately $1.7 million during the three months ended March 31, 1999, compared to approximately $889,000 during the corresponding period in the prior year. The increase in SG&A costs in 1999 from 1998 is related primarily to additional personnel and resources necessary to service the Company's growing customer base.

         Amortization of Customer Contracts. Amortization of customer contracts increased by 105% to approximately $1.2 million during the three months ended March 31, 1999, compared to approximately $601,000 during the corresponding period in the prior year. The increase in such costs resulted from the increase in the amount of capitalized customer contracts ($30.7 million at March 31, 1999 from $25.7 million at March 31, 1998).

         Depreciation and Amortization. Depreciation and amortization increased by 55% to approximately $191,000 during the three months ended March 31, 1999, compared to approximately $123,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $3.8 million at March 31, 1999 from approximately $2.1 million at March 31, 1998 as a result of (i) the Company's continued expansion activities and (ii) the Company's 1998 acquisitions (which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of approximately $1.4 million in goodwill was recorded in connection with the acquisitions, which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest Expense. Interest expense increased 8.7% to approximately $256,000 during the three months ended March 31, 1999, compared to approximately $235,000 during the corresponding period in the prior year. The increase in interest expense resulted from additional debt incurred primarily in connection with acquiring subscriber accounts. Total borrowings under the Renewed Credit Facility decreased to approximately $6.4 million at March 31, 1999 from approximately $9.0 million at March 31, 1998. The decrease was due to the October 1998 repayment of a portion of the debt, as a result of the investment by Protection One, Inc., discussed in Note 11 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

         Net Loss. Net loss applicable to common stock for the three months ended March 31, 1999 was approximately $1.2 million, or $(0.13) per share, compared to a net loss of approximately $377,000, or $(0.04) per share, during the corresponding period of the prior year.

Liquidity and Capital Resources

         As of March 31, 1999, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of the Company's existing $20.0 million credit facility, which had approximately $8 million of availability as of March 31, 1999, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility with Heller, as well as recurring revenue from our security monitoring customer base, which generated $928,000 of EBITDA in the first quarter of 1999. Cash flow from operating activities was $869,000 for the first quarter of 1999.

         Capital Resources. In May 1997, the Company refinanced its existing credit facility with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from an existing $7.0 million to $15.0 million. In connection with the acquisition of Mutual, the Renewed Credit Facility was further amended to increase the maximum available to $20.0 million. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined). In relation to the October 1998 investment by Protection One, Inc. (see Note 11 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998), Heller consented to increase the Company's borrowing base and made other amendments to conform the agreement with the transactions. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company is in compliance with all such covenants as of March 31, 1999.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         Liquidity. Net cash provided by operating activities during the three months ended March 31, 1999 was approximately $869,000. The Company incurred a net loss of approximately $753,000 during such period; however, included in such loss was depreciation and amortization expense, amortization of customer contracts expense and amortization of deferred financing costs totaling approximately $1.7 million, bad debt and inventory provisions of approximately $134,000, cash outflows of approximately $222,000 related to increases in accounts receivable and other assets and cash outflows of approximately $3,000 related to net increases in liabilities.

         Net cash used in investing activities was approximately $1.1 million during the three months ended March 31, 1999 and was comprised of approximately $612,000 used in the purchase and placement of customer accounts and the purchases of fixed assets of approximately $537,000 which includes equipment under lease at customer premises of approximately $408,000.

         Net cash provided by financing activities was approximately $247,000 during the three months ended March 31, 1999, consisting of proceeds under borrowings from Heller of approximately $426,000, reduced by repayments to Heller and other long-term debt of approximately $176,000 and costs related to the 1998 preferred stock issuance of approximately $3,000. The Company's cash balance was $832,812 as of March 31, 1999.

         Total shareholders' equity was $7,924,886 at March 31, 1999, decreasing by a net amount of $1,190,607 during the three months ended March 31, 1999. The net decrease resulted from the payment and accrual of dividends on the Company's preferred stock and the net loss of approximately $753,000.

         Affiliation with Western Resources, Inc. As discussed in the Company's 1998 Form 10-KSB, in Part I, Item I "1998 Developments", Western Resources, Inc. is a majority owner of Protection One, Inc., who holds a significant investment in the Company. The Company believes that its strategic alliance with affiliates of Western Resources, Inc. will help the Company's competitive position by (i) improving the Company's financial strength by increasing the Company's equity and mezzanine capital; (ii) lowering its cost of capital; (iii) improving its appeal to potential sellers of alarm accounts or alarm companies and (iv) improving and expanding acquisition and investment opportunities made available to the Company.

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

State of Readiness
------------------

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

Readiness Program

         In order to address the remainder of what the Company believes to be its Year 2000 risk, it has developed a multi-phase plan to identify, assess and remediate the Year 2000 problem from its business processes. Accordingly, the Company has categorized the following phases through which it intends to progress in the near future:

                  Phase                                                       Estimated Completion Date
                  -----                                                       -------------------------

I.       Identification                                                                 Completed
         o  Establish readiness program and methodology
         o  Identify all computer programs and collect manufacturers' statements
         o  Identify and evaluate all equipment with embedded programs
II.      Assessment and Inventory                                                       Completed
         o  Awareness assessment (vendors) and inventory phase
III.     Contingency Plans                                                              June 1999
         o  Develop written contingency plan and policy
IV.      Remediation and Testing                                                        August 1999
         o  Corrective application and sample testing
V.       Post-Evaluation                                                                March 2000
         o  Post Y2K evaluation of life safety systems (implementation of full testing field services)

While the Company expects its critical internal business systems to be Year 2000 ready by August 1999, testing may extend beyond that date.

Costs
-----

         The Company estimates that the total cost to remediate its controllable Year 2000 risks will be approximately $30,000. These costs will primarily be incurred on IT upgrades. As of March 31, 1999, approximately $2,000 had been expended.

Risks
-----

         The Company believes that its most reasonably likely worst case scenario is a limited failure of some portion of its customer premise equipment leased by the Company. As a general rule, such equipment is Year 2000 compliant either as a result of recent vendor updates and upgrades, new equipment, or equipment that is not date dependent. However, the Company does not believe that it will be able to physically visit, assess, test and potentially remediate all of its thousands of leased systems that are currently in operation. The Company intends to work in concert with its equipment vendors to ensure that the risk of the most reasonable likely worst case scenario actually occurring is reduced to a minimum level.

Contingency Plans
-----------------

         As of March 31, 1999, the Company had not developed specific, actionable contingency plans. In the event of failure of the Company's primary monitoring process, Guardian is currently capable of performing the monitoring of electronic signals on a manual basis, as required by its Underwriters Laboratory certification. However, as the Company works through the planned phases described above, a contingency plan will be created prior to July 1999.

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

27                 Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

    1. No reports were filed on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 17th day of May, 1999.

                                  GUARDIAN INTERNATIONAL, INC.


                                  By: /s/ DARIUS G. NEVIN
                                      -------------------
                                      Darius G. Nevin
                                      Chief Financial Officer and Vice President

                                  EXHIBIT INDEX


EXHIBIT            DESCRIPTION
-------            -----------

27                 Financial Data Schedule (for SEC use only)