Form 10QSB
period 1999-06-30
GUARDIAN INTERNATIONAL INC
filed 1999-08-13
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                For the transition period from ______ to _______

                         Commission File Number 0-28490

                          GUARDIAN INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                  Florida                                  58-1799634
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          3880 N. 28 Terrace                            (954) 926-5200
       Hollywood, Florida 33020                   (Issuer's telephone number)
(Address of principal executive offices)



         As of August 13, 1999, there were 8,582,241 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           Transitional Small Business Disclosure Format (Check one):

                                YES       NO X
                                    ---     ---

                          GUARDIAN INTERNATIONAL, INC.

                                Table of Contents

                                                                                                  Page No.
                                                                                                  --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial  Statements

                Consolidated Balance Sheets as of June 30, 1999 and
                     December 31, 1998                                                                 1

                Consolidated Statements of Operations  for the Three and Six
                     Months Ended  June 30, 1999 and 1998                                              2

                Consolidated Statement of Changes in Shareholders' Equity
                     for the Six Months Ended June 30, 1999                                            3

                Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 1999 and 1998                                                      4

                Notes to Consolidated Financial Statements                                             5

Item 2.         Management's Discussion and Analysis                                                   8

PART II         OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                                   18

Item 5.         Other Information                                                                     18

Item 6.         Exhibits and Reports on Form 8-K                                                      18


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GUARDIAN INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   June 30,      December 31,
                                                                                                     1999            1998
                                                                                                     ----            ----
                                                                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                                   $   399,857      $   865,857
     Accounts receivable, net of allowance for doubtful accounts of $581,125 and
        $488,793, respectively                                                                     2,181,384        1,994,795
     Current portion of notes receivable                                                              85,011          146,210
     Inventory                                                                                       403,114          393,982
     Other                                                                                           268,149          173,102
                                                                                                 -----------      -----------
          Total current assets                                                                     3,337,515        3,573,946

Property and equipment, net                                                                        3,099,976        2,438,854
Customer accounts, net                                                                            29,977,269       31,552,324
Goodwill and other intangible assets, net                                                          1,819,078        2,063,256
Notes receivable, less current portion                                                                52,186           52,042
Deposits and other assets                                                                             82,667           98,564
                                                                                                 -----------      -----------
          Total assets                                                                           $38,368,691      $39,778,986
                                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                                        $ 2,842,218      $ 2,727,058
    Current portion of unearned revenue                                                            3,075,003        2,744,462
    Current portion of long term obligations                                                         687,771          683,838
                                                                                                 -----------      -----------
          Total current liabilities                                                                6,604,992        6,155,358
Unearned revenue, less current portion                                                             1,368,220        1,311,480
Long term obligations, less current portion                                                        7,292,911        6,799,655
                                                                                                 -----------      -----------
          Total liabilities                                                                       15,266,123       14,266,493

Redeemable preferred stock, 16,397 shares issued and outstanding                                  16,397,000       16,397,000

Shareholders' equity:
Preferred stock, $.001 par value, 30,000,000 shares authorized:
   Series D preferred stock, 10,120 shares issued and outstanding                                         10               10
Class A voting common stock, $.001 par value,  100,000,000 shares authorized,  11,569,241
   shares issued and 8,582,241 shares outstanding                                                     11,569           11,569
Class B non-voting common stock, $.001 par value,  1,000,000 shares  authorized,  634,035
   shares issued and outstanding                                                                         634              634
Additional paid-in capital                                                                        23,333,329       23,336,470
Accumulated deficit                                                                               (8,571,380)      (6,164,596)
Treasury shares, at cost                                                                          (8,068,594)      (8,068,594)
                                                                                                 -----------      -----------
           Total Shareholders' Equity                                                              6,705,568        9,115,493
                                                                                                 -----------      -----------
           Total Liabilities and Shareholders' Equity                                            $38,368,691      $39,778,986
                                                                                                 ===========      ===========

              The accompanying notes are an integral part of these consolidated financial statements.


                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                        For the Three Months Ended             For the Six Months
                                                                June 30,                         Ended June 30,
                                                                --------                         --------------
                                                             1999           1998               1999            1998
                                                             ----           ----               ----            ----
Revenues:
     Monitoring                                         $  2,854,558    $ 2,267,675       $ 5,636,074      $ 3,994,578
     Installation and service                              1,693,209      1,354,332         3,241,582        2,237,319
                                                        ------------    -----------       -----------      -----------
          Total revenues                                   4,547,767      3,622,007         8,877,656        6,231,897
                                                        ------------    -----------       -----------      -----------

Operating expenses:
     Monitoring                                              498,695        520,629         1,031,928          878,343
     Installation and service                              1,317,906        841,603         2,516,225        1,487,882
     Selling, general and administrative                   1,886,730      1,372,760         3,556,612        2,261,463
     Amortization of customer accounts                     1,180,388      1,101,639         2,415,305        1,702,703
     Depreciation and amortization                           181,064        140,372           371,744          263,344
                                                        ------------    -----------       -----------      -----------
          Total operating expenses                         5,064,783      3,977,003         9,891,814        6,593,735
                                                        ------------    -----------       -----------      -----------

          Operating loss                                   (517,016)       (354,996)       (1,014,158)        (361,838)

Interest and other                                          260,520         346,884           516,216          582,154
                                                        ------------    -----------       -----------      -----------

          Net loss                                         (777,536)       (701,880)       (1,530,374)        (943,992)

Preferred stock dividends                                    441,783        202,346           876,410          337,002
                                                        ------------    -----------       -----------      -----------

          Net loss applicable to common stock           $(1,219,319)    $  (904,226)      $(2,406,784)     $(1,280,994)
                                                        ===========     ===========       ===========      ===========

Loss per common share                                       $ (0.13)        $ (0.08)          $ (0.26)         $ (0.11)
                                                        ===========     ===========       ===========      ===========

Weighted average shares outstanding                       9,216,276      11,849,753         9,216,276       11,207,383
                                                        ===========     ===========       ===========      ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)



                                                           Series D             Common Stock           Common Stock
                                                        Preferred Stock             Class A               Class B
                                                        ---------------             -------               -------
                                                       Shares     Amount      Shares      Amount     Shares     Amount
                                                       ------     ------      ------      ------     ------     ------
    Balance December 31, 1998                         10,120      $  10    11,569,241    $11,569    634,035      $ 634

      Series C Preferred Stock Dividends                   -          -             -          -          -          -
      Series D Preferred Stock Dividends                   -          -             -          -          -          -
      Equity issuance costs                                -          -             -          -          -          -
      Net loss                                             -          -             -          -          -          -
                                                      ------      -----    ----------    -------    -------      -----
    Balance June 30, 1999                             10,120      $  10    11,569,241    $11,569    634,035      $ 634
                                                      ======      =====    ==========    =======    =======      =====




                                                     Additional
                                                       Paid-in       Accumulated      Treasury
                                                       Capital         Deficit         Shares            Total
                                                       -------         -------         ------            -----
    Balance December 31, 1998                         $23,336,470     $(6,164,596)   $(8,068,594)    $ 9,115,493

      Series C Preferred Stock Dividends                        -        (570,708)             -        (570,708)
      Series D Preferred Stock Dividends                        -        (305,702)             -        (305,702)
      Equity issuance costs                                (3,141)               -             -          (3,141)
      Net loss                                                  -      (1,530,374)             -      (1,530,374)
                                                      -----------     -----------    -----------     -----------
    Balance June 30, 1999                             $23,333,329     $(8,571,380)   $(8,068,594)    $ 6,705,568
                                                      ===========     ============   ===========     ===========

               The accompanying notes are an integral part of this consolidated financial statement.


                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                                          1999              1998
                                                                                          ----              ----
Cash flows from operating activities:
     Net loss                                                                        $ (1,530,374)       $ (943,992)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depreciation and amortization                                                   371,744           263,344
          Amortization of customer accounts                                             2,415,305         1,702,703
          Amortization of capitalized installation costs                                  466,499           251,287
          Amortization of deferred financing costs                                        128,861           130,850
          Provision for doubtful accounts                                                 237,700           295,831
          Provision for inventory losses                                                   30,000                 -
          Payment of Series C Preferred Stock cash dividends                             (513,317)                -
     Changes in assets and liabilities, net of acquisitions:
          Accounts receivable                                                            (424,289)         (704,072)
          Deposits and other assets                                                       (83,206)         (596,118)
          Accounts payable and accrued expenses                                          (248,869)          179,193
          Unearned revenue                                                                387,281           994,512
                                                                                     ------------        ----------
               Net cash provided by operating activities                                1,237,335         1,573,538
                                                                                     ------------        ----------
Cash flows from investing activities:
     Purchase of fixed assets                                                            (873,663)         (662,614)
     Business acquisitions, net of cash acquired                                                -       (14,340,822)
     Purchase and placement of customer accounts                                       (1,306,749)       (1,665,707)
                                                                                     ------------        ----------
               Net cash used in investing activities                                   (2,180,412)      (16,669,143)
                                                                                     ------------        ----------
Cash flows from financing activities:
     Payments of long term obligations                                                   (345,601)       (1,346,068)
     Proceeds from line of credit                                                         825,819        12,693,681
     Issuance of preferred stock, net of issuance costs                                    (3,141)        3,987,001
                                                                                     ------------        ----------
               Net cash provided by financing activities                                  477,077        15,334,614
                                                                                     ------------        ----------

               Net increase (decrease) in cash and cash equivalents                     (466,000)           239,009

Cash and cash equivalents, beginning of period                                            865,857            94,313
                                                                                     ------------        ----------
Cash and cash equivalents, end of period                                                $ 399,857          $333,322
                                                                                     ============        ==========

Supplemental disclosures:
     Interest paid                                                                       $420,199          $334,338
Non cash investing and financing activities:
     Issuance of Class A common stock in consideration forbusiness acquisitions                 -         5,205,157
     Stock dividends on Series A and Series B preferred stock                                   -           337,002
     Contract holdbacks applied against accounts written off                               15,809            37,107


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

2.   PROPERTY AND EQUIPMENT, NET

     During the six months ended June 30, 1999, the Company expended $873,663 for the purchase of fixed assets, including subscriber premises equipment approximating $657,000 and additional system software of approximately $50,000.

3.   CUSTOMER ACCOUNTS

         The following is an analysis of the changes in acquired customer accounts:



                                                                      Six Months Ended        Year Ended
                                                                           June 30,           December 31,
                                                                            1999                 1998
                                                                            ----                 ----
         Balance, beginning of period                                    $31,552,324        $ 8,048,495
            Purchase of customer accounts from dealers                       503,256          2,605,647
            Customer accounts acquired in acquisitions                             -         23,588,827
            Internally generated accounts                                    819,302          2,088,537
            Charges against contract holdbacks                               (15,809)          (156,397)
            Amortization of capitalized installation costs                  (466,499)          (650,210)
            Amortization of customer accounts                             (2,415,305)        (3,972,575)
                                                                         -----------        -----------
         Balance, end of period                                          $29,977,269        $31,552,324
                                                                         ===========        ===========



     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $107,991 and $95,596 at June 30, 1999 and December 31, 1998, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net, consist of the following:


                                                                 Amortization          June 30,          December 31,
                                                                   Period                1999               1998
                                                                   ------                ----               ----
     At cost:
        Goodwill                                                   10 years           $1,798,101        $1,798,101
        Deferred financing costs                                   3 years               812,667           812,667
        Covenant not to compete and other                        5 - 10 years            454,988           500,837
                                                                                      ----------        ----------
                                                                                       3,065,756         3,111,605
     Accumulated amortization                                                         (1,246,678)       (1,048,349)
                                                                                      ----------        ----------
                                                                                      $1,819,078        $2,063,256
                                                                                      ==========        ==========

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:


                                                                      June 30,       December 31,
                                                                       1999             1998
                                                                       ----             ----
     Trade accounts payable                                          $691,809        $749,621
     Contract holdbacks                                               107,991          95,596
     Preferred dividends payable                                      592,650         229,558
     Accrued expenses                                               1,449,768       1,652,283
                                                                   ----------      ----------
                                                                   $2,842,218      $2,727,058
                                                                   ==========      ==========

6.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following:
                                                                    June 30,      December 31,
                                                                      1999            1998
                                                                      ----            ----
     Credit facility with financial institution                    $6,819,811      $5,993,992
     Capital lease obligations                                        112,941         110,682
     Equipment notes payable and other                              1,047,930       1,378,819
                                                                   -----------     ----------
                                                                    7,980,682       7,483,493
     Less-current portion                                            (687,771)       (683,838)
                                                                   ----------      ----------
                                                                   $7,292,911      $6,799,655
                                                                   ==========      ==========

     In October 1998, the Company amended its $20 million credit facility (the "Renewed Credit Facility") with Heller Financial, Inc., the Company's senior lender ("Heller"). Under the Renewed Credit Facility, borrowings bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At June 30, 1999, the debt was bearing interest at varying rates. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined). At June 30, 1999 $4 million was available. In connection with the October 1998 investment by Protection One (see Part I, Item I "1998 Developments" in the Company's 1998 Form 10-KSB for the fiscal year ended December 31, 1998), Heller made other amendments to the Renewed Credit Facility to conform the agreement with the transactions. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or making of other distributions to the Company's shareholders. The Company believes it was in compliance with all such covenants as of June 30, 1999.

7.   SUBSEQUENT EVENTS

     In July and August 1999, in accordance with the Stock Repurchase Program authorized by the Board of Directors in October 1998, the Company purchased 102,200 shares of its Class A Voting Common Stock, par value $.001.

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

         The Company has never had any net income and has a history of consistent and sometimes significant net losses. The Company has two core strategies; (1) generating monitoring contracts through its own sales and installation efforts and (2) acquiring alarm monitoring contracts. The first core strategy requires a cost infrastructure that results in lower operating margins than are achievable by companies that only acquire and service alarm monitoring contracts. In order to pursue the second core strategy of acquiring alarm monitoring contracts the Company has chosen to issue yield-bearing instruments (such as senior debt or preferred stock). The Company's present amortization policy for those acquired contracts results in significant amortization costs. The issuance of yield-bearing instruments results in related interest and dividend expense. The Company believes that these strategies, which emphasize creating long-term value over short-term net income, will result in the Company's recording of net losses until such time as (i) the Company's cash flow from its increased customer base allows it to reduce significantly its indebtedness and related interest costs; and (ii) the Company's amortization expense, through the passage of time and recognition of account losses, is reduced.

         Alarm monitoring revenues generate favorable gross margins. Historically, installation and service activity generated unfavorable gross margins because such activity was necessary for the generation and retention of residential and mid-market commercial alarm monitoring customers. With the February 1998 acquisition of Mutual, a New York City-based provider to high-end commercial customers, however, approximately 40% of the Company's installation activity now generates favorable gross margins because competition in the high-end commercial market is based less on price and more on the ability of competitors to design, deliver, and maintain sophisticated security systems.

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

         EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. In the three months and six months ended June 30, 1999, the Company incurred certain legal and other professional expenses related to terminated acquisition activity as well as other related fees in the amount of $66,128, which are of a non-recurring nature. EBITDA for the three months and six months ended June 30, 1999 would have been $910,564 and $1,839,019, respectively, without these expenses. The following table provides a calculation of EBITDA for the three and six months ended June 30, 1999 and 1998:

                                                           Three Months Ended               Six Months Ended
                                                               June 30,                         June 30,
                                                               --------                         --------
                                                          1999            1998             1999            1998
                                                          ----            ----             ----            ----
                                                                             (Unaudited)
                                                                             -----------
  Net loss                                             $ (777,536)      $(701,880)     $(1,530,374)     $ (943,992)
  Plus:
     Amortization of customer contracts                 1,180,388       1,101,639        2,415,305       1,702,703
     Depreciation and amortization                        181,064         140,372          371,744         263,344
     Interest expense and other                           260,520         346,884          516,216         582,154
                                                       ----------       ---------     ------------      ----------

        EBITDA                                           $844,436        $887,015      $ 1,772,891      $1,604,209
                                                       ==========       =========     ============      ==========


         Monthly Recurring Revenue ("MRR"). MRR represents the monthly recurring revenue the Company is entitled to receive under subscriber contracts in effect at the end of the period. MRR is a term commonly used in the security alarm industry as a measure of the size of a company and as a key factor in assessing the value of a company. It does not measure profitability or performance, and does not include any allowance for future subscriber attrition or uncollectible accounts receivable. MRR at June 30, 1999 and 1998 was approximately $961,000 and $769,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference of gross MRR lost as the result of canceled subscriber accounts less MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the six months ended June 30, 1999 and 1998 was less than 10%, on an annualized basis.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated for consolidated operations.


                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                                      --------                       --------
                                                                    1999         1998             1999       1998
                                                                    ----         ----             ----       ----
Revenues
   Monitoring                                                        62.8         62.6           63.5        64.1
   Installation and service                                          37.2         37.4           36.5        35.9
                                                                    -----        -----          -----       -----
Total revenues                                                      100.0        100.0          100.0       100.0

Operating expenses
   Monitoring                                                        11.0         14.4           11.6        14.1
   Installation and service                                          29.0         23.2           28.4        23.9
   General and administrative                                        41.4         37.9           40.0        36.3
\                                                                   -----        -----          -----       -----
                                                                     81.4         75.5           80.0        74.3
                                                                    -----        -----          -----       -----
Income before interest expense, amortization and
   depreciation                                                      18.6         24.5           20.0        25.7
                                                                    -----        -----          -----       -----

Interest expense                                                      5.7          9.6            5.8         9.3
Amortization of customer contracts                                   26.0         30.4           27.2        27.3
Depreciation and amortization                                         4.0          3.9            4.2         4.2
                                                                    -----        -----          -----       -----
                                                                     35.7         43.9           37.2        40.8
                                                                    -----        -----          -----       -----
Net loss                                                           (17.1)       (19.4)          (17.2)      (15.1)
                                                                   ======       ======          =====       =====


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Revenue. Total revenues for the six months ended June 30, 1999 increased 43% to approximately $8.9 million from approximately $6.2 million during the corresponding period in the prior year. Monitoring revenues for the six months ended June 30, 1999 increased to approximately $5.6 million, or 41%, from approximately $4.0 million during the corresponding period of the prior year. Installation and service revenues for the six months ended June 30, 1999 increased by 45% to approximately $3.2 million, compared to approximately $2.2 million during the corresponding period of the prior year. Total retail subscribers approximated 23,400 at June 30, 1999, compared to 18,900 at June 30, 1998, a net increase of 24%. The increase in revenues and number of subscribers in the second quarter of 1999 from the second quarter of 1998 is attributable to the Company's 1998 acquisitions (see Note 2 to the Consolidated Financial Statements of the Company's Form 10KSB for the fiscal year ended December 31,
1998) and to increased efforts in the Company's internal installation operations.

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the six months ended June 30, 1999 increased 50% to approximately $3.5 million, compared to approximately $2.4 million during the corresponding period in the prior year. Monitoring expenses increased 18% to approximately $1.0 million, compared to approximately $878,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the six months ended June 30, 1999, monitoring expenses were 18%, compared to 22% during the corresponding period in the prior year. The increase in monitoring costs in absolute terms was a result of the increase in monitoring revenues and number of subscriber accounts, as well as the acquisition of Mutual, which operates its own central monitoring station. Installation and service costs during the six months ended June 30, 1999 increased by 69% to approximately $2.5 million, compared to approximately $1.5 million during the corresponding period in the prior year. The increase in total installation and service costs in 1999 from 1998 was partly the result of increases in related revenues in 1999 from 1998. As a percentage of installation and service revenue, installation and service costs were 78% during the six months ended June 30, 1999, compared to 67%, during the corresponding period in the prior year. Costs as a percentage of sales increased because the Company derived a larger percentage of sales from lower revenue / higher cost sales to homeowners and builders in the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 38% to approximately $5.3 million during the six months ended June 30, 1999, compared to approximately $3.9 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 48% to approximately $4.6 million during the six months ended June 30, 1999, compared to approximately $3.1 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1998 acquisitions. Gross profit from installation and service activities decreased to approximately $670,000 during the six months ended June 30, 1999, from approximately $699,000 during the corresponding period in the prior year, partly due to the costs associated with the increased efforts in the Company's internal installations operations in residential and new home construction markets.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") increased by 57% to approximately $3.6 million during the six months ended June 30, 1999, compared to approximately $2.3 million during the corresponding period in the prior year. The increase in SG&A costs in 1999 from 1998 is related primarily to additional personnel and resources necessary to service the Company's growing customer base and to recognition of certain legal and other professional expenses related to terminated acquisition activity and other related expenses.

         Amortization of Customer Contracts. Amortization of customer contracts increased by 42% to approximately $2.4 million during the six months ended June 30, 1999, compared to approximately $1.7 million during the corresponding period in the prior year. The increase in such costs resulted from the increase in the gross amount of capitalized customer contracts, primarily attributable to 1998 acquisitions ($32.2 million at June 30, 1999 from $28.0 million at June 30,
1998).

         Depreciation and Amortization. Depreciation and amortization increased by 41% to approximately $372,000 during the six months ended June 30, 1999, compared to approximately $263,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $4.1 million at June 30, 1999 from approximately $2.5 million at June 30, 1998 as a result of (i) the Company's continued expansion activities and (ii) the Company's 1998 acquisitions (which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of approximately $1.4 million in goodwill was recorded in connection with the 1998 acquisitions, which is being amortized over 10 years)), and amortization of certain other intangible assets.

         Interest Expense. Interest expense decreased 11% to approximately $516,000 during the six months ended June 30, 1999, compared to approximately $582,000 during the corresponding period in the prior year. The decrease in interest expense resulted from reduced borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility decreased to approximately $6.8 million at June 30, 1999 from approximately $12.2 million at June 30, 1998, due to the October 1998 repayment of a portion of the debt, as a result of the investment by Protection One, Inc., discussed in Note 11 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

         Net Loss. Net loss applicable to common stock for the six months ended June 30, 1999 was approximately $2.4 million, or $(0.26) per share, compared to a net loss of approximately $1.3 million, or $(0.11) per share, during the corresponding period of the prior year.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Revenue. Total revenues for the three months ended June 30, 1999 increased 26% to approximately $4.5 million from approximately $3.6 million during the corresponding period in the prior year. Monitoring revenues for the three months ended June 30, 1999 increased to approximately $2.9 million, or 26%, from approximately $2.3 million during the corresponding period of the prior year. Installation and service revenues for the three months ended June 30, 1999 increased by 25% to approximately $1.7 million, compared to approximately $1.4 million during the corresponding period of the prior year. Total retail subscribers approximated 23,400 at June 30, 1999, compared to 18,900 at June 30, 1998, a net increase of 24%. The increase in monitoring revenues and number of subscribers in the second quarter of 1999 from the second quarter of 1998 is primarily attributable to the Company's 1998 acquisitions (see Note 2 to the Consolidated Financial Statements of the Company's Form 10KSB for the fiscal year ended December 31, 1998). The increase in installation and service revenues in the second quarter of 1999 compared to the prior year's quarter is attributable to the Company's emphasis on growth by internal sales efforts rather than growth by acquisition.

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the three months ended June 30, 1999 increased 33% to approximately $1.8 million, compared to approximately $1.4 million during the corresponding period in the prior year. Monitoring expenses decreased 4% to approximately $499,000, compared to approximately $521,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the three months ended June 30, 1999, monitoring expenses were 17%, compared to 23% during the corresponding period in the prior year. The decrease in monitoring costs was a result of decreased payroll costs in the central monitoring station. Installation and service costs during the three months ended June 30, 1999 increased by 57% to approximately $1.3 million, compared to approximately $842,000 during the corresponding period in the prior year. The increase in total installation and service costs in 1999 from 1998 was partly the result of increases in related revenues in 1999 from 1998. As a percentage of installation and service revenue, installation and service costs were 78% during the three months ended June 30, 1999, compared to 62%, during the corresponding period in the prior year. Costs as a percentage of sales increased because the Company derived a larger percentage of sales from lower revenue / higher cost sales to homeowners and builders in the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 21% to approximately $2.7 million during the three months ended June 30, 1999, compared to approximately $2.3 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 35% to approximately $2.4 million during the three months ended June 30, 1999, compared to approximately $1.7 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1998 acquisitions. Gross profit from installation and service activities decreased to approximately $353,000 during the three months ended June 30, 1999, from approximately $489,000 during the corresponding period in the prior year, partly due to the costs associated with the increased efforts in the Company's internal installations operations.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") increased by 37% to approximately $1.9 million during the three months ended June 30, 1999, compared to approximately $1.4 million during the corresponding period in the prior year. The increase in SG&A costs in 1999 from 1998 is related primarily to additional personnel and resources necessary to service the Company's growing customer base and to recognition of certain legal and other professional expenses related to terminated acquisition activity and related expenses.

         Amortization of Customer Contracts. Amortization of customer contracts increased by 7% to approximately $1.2 million during the three months ended June 30, 1999, compared to approximately $1.1 million during the corresponding period in the prior year. The increase in such costs resulted from the increase in the gross amount of capitalized customer contracts ($32.2 million at June 30, 1999 from $28.0 million at June 30, 1998).

         Depreciation and Amortization. Depreciation and amortization increased by 29% to approximately $181,000 during the three months ended June 30, 1999, compared to approximately $140,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $4.1 million at June 30, 1999 from approximately $2.5 million at June 30, 1998 as a result of (i) the Company's continued expansion activities and (ii) the Company's 1998 acquisitions (which resulted in additional property and equipment being acquired), goodwill amortization (a gross balance of approximately $1.4 million in goodwill was recorded in connection with the acquisitions, which is being amortized over 10 years)), and amortization of certain other intangible assets.

         Interest Expense. Interest expense decreased 25% to approximately $261,000 during the three months ended June 30, 1999, compared to approximately $347,000 during the corresponding period in the prior year. The decrease in interest expense resulted from reduced borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility decreased to approximately $6.8 million at June 30, 1999 from approximately $12.2 million at June 30, 1998, due to the October 1998 repayment of a portion of the debt, as a result of the investment by Protection One, Inc., discussed in Note 11 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

         Net Loss. Net loss applicable to common stock for the three months ended June 30, 1999 was approximately $1.2 million, or $(0.13) per share, compared to a net loss of approximately $904,000, or $(0.08) per share, during the corresponding period of the prior year.


Liquidity and Capital Resources

         As of June 30, 1999, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of (1) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (2) recurring revenue from its security monitoring customer base, which generated $1.8 million of EBITDA in the six months ended June 30, 1999. At June 30, 1999, there was $4 million of availability under the Renewed Credit Facility. Cash flow from operating activities was $1.2 million for the six months ended June 30, 1999.

         Capital Resources. In May 1997, the Company refinanced its existing credit facility with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from an existing $7.0 million to $15.0 million. In connection with the acquisition of Mutual, the Renewed Credit Facility was further amended to increase the maximum available to $20.0 million. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined). In relation to the October 1998 investment by Protection One, Inc. (see Note 11 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998), Heller consented to increase the Company's borrowing base and made other amendments to conform the agreement with the transactions. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of June 30, 1999.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         In July and August 1999, the Company commenced its Stock Repurchase Program by repurchasing 102,200 shares of its Class A Voting Common Stock, par value $.001.

         Liquidity. Net cash provided by operating activities during the six months ended June 30, 1999 was approximately $1.2 million. The Company incurred a net loss of approximately $1.5 million during such period; however, included in such loss was depreciation and amortization expense, amortization of customer contracts expense and amortization of deferred financing costs totaling approximately $3.4 million, bad debt and inventory provisions of approximately $268,000, cash outflows of approximately $513,000 related to dividend payments on preferred stock, cash outflows of approximately $507,000 related to increases in accounts receivable and other assets offset by cash inflows of approximately $138,000 related to net increases in liabilities.

         Net cash used in investing activities was approximately $2.2 million during the three months ended June 30, 1999 and was comprised of approximately $1.3 million used in the purchase and placement of customer accounts and the purchases of fixed assets of approximately $874,000 which includes equipment under lease at customer premises of approximately $657,000.

         Net cash provided by financing activities was approximately $477,000 during the six months ended June 30, 1999, consisting of proceeds under borrowings from Heller of approximately $826,000, reduced by repayments to Heller and other long-term debt of approximately $346,000 and costs related to the 1998 preferred stock issuance of approximately $3,000. The Company's cash balance was $399,857 as of June 30, 1999.

         Total shareholders' equity was $6,705,568 at June 30, 1999, decreasing by a net amount of $2,409,925 during the six months ended June 30, 1999. The net decrease resulted from the payment and accrual of dividends on the Company's preferred stock and the net loss of approximately $1.5 million.

         Affiliation with Western Resources, Inc. As discussed in the Company's 1998 Form 10-KSB, in Part I, Item I "1998 Developments", Western Resources, Inc. indirectly holds a significant investment in the Company.

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

Year 2000 Compliance

General

         The Company faces the same Year 2000 problem that other participants in the security and alarm monitoring industry face given the high reliance on computer-based monitoring and electronic customer site equipment. The Year 2000 problem is a result of prior computer programming limiting the use of the year placeholder to a two digit number, such as "98" (rather than a four digit), so that when the year 2000 arrives, many systems could interpret the year date "00" as being of the turn of a prior century. This is generally referred to as the "Year 2000 Issue." Accordingly, unless corrective action is taken to ensure that such systems are "Year 2000 Ready," many systems may fail or the processes which those systems control may malfunction due to the inappropriate year interpretation.

         The Company does not believe that the Year 2000 problem will have a significant impact on the Company or on its continuing ability to deliver installation and alarm monitoring goods and services to its present installed customer base and/or prospective customers.

State of Readiness
------------------

         The Company's primary business process is the act of monitoring electronic signals from equipment placed at residential and commercial customer premises, which are generally sent over standard analog telephone lines. The Company conducts this primary process, including secondary processes of accounting and financial reporting, through the use of systems acquired from Monitoring Automation Systems ("MAS"). In a recent technical bulletin received from MAS, the Company was informed that all of the MAS monitoring, database and billing systems are Year 2000 compliant, however, its legacy general ledger and accounts payable programs are no longer being offered. The Company is in the final stages of implementing Year 2000 compliant general ledger and accounts payable software and those stages will be completed by September 1999. The

Company's other significant monitoring station resides at its Mutual subsidiary in New York. Testing of the New York site MAS software for Y2K compliance was successfully completed in July 1999.

         Certain non-information technology-related ("IT") processes are of critical importance to the Company's business, but are largely beyond the Company's ability to control. These non-IT processes encompass the Company's interaction with providers of local and long-distance telephony, local police and fire response, utilities including, but not limited to, electricity and water, and both public and private transportation.

Readiness Program
-----------------

         In order to address the remainder of what the Company believes to be its Year 2000 risk, it has developed a multi-phase plan to identify, assess and remediate the Year 2000 problem from its business processes. Accordingly, the Company has categorized the following phases through which it intends to progress in the near future:


                  Phase                                                          Estimated Completion Date
                  -----                                                         -------------------------
I.       Identification                                                                   Completed
         o   Establish readiness program and methodology
         o   Identify all computer programs and collect manufacturers' statements
         o   Identify and evaluate all equipment with embedded programs
II.      Assessment and Inventory                                                         Completed
         o   Awareness assessment (vendors) and inventory phase
III.     Contingency Plans
         o   Develop written contingency plan and policy                                  Completed
         o   Update contingency plan                                                      September 1999
IV.      Remediation and Testing                                                          August 1999
         o   Corrective application and sample testing
         o   Completion of MAS software testing - Hollywood
V.       Post-Evaluation                                                                  March 2000
         o   Post Y2K evaluation of life safety systems (implementation of full testing field services)



While the Company expects its critical internal business systems to be Year 2000 ready by August 1999, testing may extend beyond that date.

Costs
-----

         The Company estimates that the total cost to remediate its controllable Year 2000 risks will be approximately $30,000. These costs will primarily be incurred on IT upgrades. As of June 30, 1999, approximately $2,000 had been expended.

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

Contingency Plans
-----------------

         As of June 30, 1999, the Company had developed a contingency plan. An updated contingency plan will be created by September 1999. In the event of failure of the Company's primary monitoring process, the Company is currently capable of performing the monitoring of electronic signals on a manual basis, as required by its Underwriters Laboratory certification. However, as the Company works through the planned testing phases described above, revisions may be necessary.

         The Company acquires other companies from time to time as part of its business development strategy, and it anticipates that acquisitions will continue through the Year 2000. The Company has established procedures in its due diligence investigations of acquisition candidates to ascertain whether or not their products or services, or those of their critical suppliers, are Year 2000 ready, and whether or not such suppliers and key customers, if any, will be adversely affected by the Year 2000 issue. While acquisition candidates may provide certain information or make representations and warranties regarding Year 2000 readiness, in some cases, the Company may be unable to verify same until the acquisition is completed and the steps outlined herein as part of the Company's Year 2000 program are undertaken.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting was held on June 21, 1999. The following number of votes were cast for the matters indicated:

         1.   Election of Board of Directors

              Director                              For          Withheld
              --------                              ---          --------
              Harold Ginsburg                    6,772,501        8,470
              Richard Ginsburg                   6,771,501        9,470
              Sheilah Ginsburg                   6,772,501        8,470
              Darius G. Nevin                    6,772,501        8,470
              William Remington                  6,772,501        8,470
              Douglas T. Lake                    6,772,501        8,470
              Joel A. Cohen                      6,773,871        7,100
              David Heidecorn                    6,773,871        7,100

         2. Ratification of Arthur Andersen LLP as the independent accountants for the Company for the year ending December 31, 1999.

                    For           Against       Abstain        Non-vote
                    ---           -------       -------        --------
                 6,774,500         1,000         5,471            -

         3. Approval of the 1999 Stock Option Plan and ratification of non-plan grants of stock options.

                    For           Against       Abstain        Non-vote
                    ---           -------       -------        --------
                 4,657,672        415,794        4,135        1,703,370

         4. Approval of a change in domicile of the Company from Nevada to Florida.

                    For           Against       Abstain        Non-vote
                    ---           -------       -------        --------
                 5,021,119         4,000         52,482       1,703,370

Item 5. Other Information

Pursuant to the approval of Proposal 4, the Company filed a Certificate of Dissolution, with the State of Nevada on July 9, 1999. The Florida Articles of Incorporation were filed on July 8, 1999 with the Florida Secretary of State.


Item 6. Exhibits And Reports On Form 8-K

(a)     Exhibits

Exhibit No.  Description
-----------  -----------
  3(i) Articles of Incorporation dated July 7, 1999 filed with the state of Florida on July 8, 1999

  3(ii) Amended and Restated By-Laws of the Company incorporated by referencecto Exhibit 3(ii) of the Company's Quarterly Report on Form 10-QSB filed as of November 14, 1997

  4(a)       Specimen Stock Certificate

 10(a) 1999 Stock Option Plan of Guardian International, Inc. incorporated by reference to Exhibit A of the Company's
             Schedule 14-A filed  May 27, 1999.

27           Financial Data Schedule (for SEC use only)

(b)          Reports on Form 8-K

    1. No reports were filed on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES
                                   ----------


     In accordance with Section 12 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GUARDIAN INTERNATIONAL, INC.


                              By:   /s/ DARIUS G. NEVIN
                                  ------------------------------------------
                                  Darius G. Nevin
                                  Chief Financial Officer and Vice President

                              Date: August 13, 1999

                                  EXHIBIT INDEX


EXHIBIT       DESCRIPTION
-------       -----------

  3(i) Articles of Incorporation dated July 7, 1999 filed with the state of Florida on July 8, 1999

 3(ii) Amended and Restated By-Laws of the Company incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-QSB filed as of November 14, 1997

  4(a)        Specimen Stock Certificate

 10(a)        1999 Stock Option Plan of Guardian  International,  Inc.
              incorporated by reference to Exhibit A of the Company's Schedule 14-A filed May 27, 1999.

27            Financial Data Schedule (for SEC use only)