Form 10QSB
period 1999-09-30
GUARDIAN INTERNATIONAL INC
filed 1999-11-15
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

                For the quarterly period ended September 30, 1999


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


         As of November 15, 1999, there were 8,384,441 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           Transitional Small Business Disclosure Format (Check one):

                                YES ____ NO _X__


                                            GUARDIAN INTERNATIONAL, INC.

                                                  Table of Contents

                                                                                                  Page No.
                                                                                                  --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial  Statements

                Consolidated Balance Sheets as of September 30, 1999 and
                     December 31, 1998                                                                 1

                Consolidated Statements of Operations  for the Three and Nine
                     Months Ended  September 30, 1999 and 1998                                         2

                Consolidated Statement of Changes in Shareholders' Equity
                     for the Nine Months Ended September 30, 1999                                      3

                Consolidated Statements of Cash Flows for the Nine Months
                     Ended September 30, 1999 and 1998                                                 4

                Notes to Consolidated Financial Statements                                             5

Item 2.         Management's Discussion and Analysis                                                   8

PART II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                                      19




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                           GUARDIAN INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                             September 30,     December 31,
                                                                                                  1999             1998
                                                                                                  ----             ----
                                                                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                                     $ 452,048        $ 865,857
     Accounts receivable, net of allowance for doubtful accounts of $639,095 and
        $488,793, respectively                                                                     2,241,289        1,994,795
     Current portion of notes receivable                                                              93,581          146,210
     Inventory                                                                                       430,174          393,982
     Other                                                                                           358,410          173,102
                                                                                           -----------------  ---------------
          Total current assets                                                                     3,575,502        3,573,946

Property and equipment, net                                                                        3,600,348        2,438,854
Customer accounts, net                                                                            29,447,537       31,552,324
Goodwill and other intangible assets, net                                                          1,758,375        2,063,256
Notes receivable, less current portion                                                                49,502           52,042
Deposits and other assets                                                                             83,167           98,564
                                                                                           -----------------  ---------------
          Total assets                                                                           $38,514,431      $39,778,986
                                                                                           =================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable and accrued expenses                                                        $ 3,486,198      $ 2,727,058
    Current portion of unearned revenue                                                            3,120,488        2,744,462
    Current portion of long term obligations                                                         687,520          683,838
                                                                                           -----------------  ---------------
          Total current liabilities                                                                7,294,206        6,155,358
Unearned revenue, less current portion                                                             1,539,538        1,311,480
Long term obligations, less current portion                                                        7,926,167        6,799,655
                                                                                           -----------------  ---------------
          Total liabilities                                                                       16,759,911       14,266,493

Redeemable preferred stock, 16,397 shares issued and outstanding                                  16,397,000       16,397,000

Shareholders' equity:
Preferred stock, $.001 par value, 30,000,000 shares authorized:
   Series D preferred stock, 10,120 shares issued and outstanding                                         10               10
Class A voting common stock, $.001 par value,  100,000,000  shares authorized,  8,468,841 and 11,569,241 shares issued;  and 8,468,841 and 8,582,241 shares  outstanding in 1999
   and 1998, respectively                                                                              8,469           11,569
Class B non-voting common stock, $.001 par value,  1,000,000 shares  authorized,  634,035
   shares issued and outstanding                                                                         634              634
Additional paid-in capital                                                                        19,526,390       23,336,470
Accumulated deficit                                                                              (14,177,983)      (6,164,596)
Treasury shares, at cost                                                                                           (8,068,594)
                                                                                           -----------------  ---------------
                                                                                                           -
           Total shareholders' equity                                                              5,357,520        9,115,493
                                                                                           -----------------  ---------------
           Total liabilities and shareholders' equity                                            $38,514,431      $39,778,986
                                                                                           =================  ===============

The accompanying notes are an integral part of these consolidated financial statements.



                                           GUARDIAN INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                    (Unaudited)


                                                          For the Three Months                For the Nine Months
                                                           Ended September 30,                 Ended September 30,
                                                          --------------------                -------------------

                                                           1999           1998               1999             1998
                                                           ----           ----               ----             ----
Revenues:
     Monitoring                                           $2,919,553    $ 2,478,262       $ 8,555,627      $ 6,472,840
     Installation and service                              1,688,006      1,911,866         4,929,588        4,149,185
                                                      --------------  -------------       -----------     ------------
          Total revenues                                   4,607,559      4,390,128        13,485,215       10,622,025
                                                      --------------  -------------       -----------     ------------

Operating expenses:
     Monitoring                                              547,705        551,822         1,579,633        1,430,165
     Installation and service                              1,375,242      1,417,942         3,891,467        2,905,824
     Selling, general and administrative                   1,790,815      1,393,995         5,347,427        3,655,458
     Amortization of customer accounts                     1,269,733      1,128,165         3,685,038        2,830,868
     Depreciation and amortization                           208,978        153,896           580,722          417,240
                                                      --------------  -------------       -----------     ------------
          Total operating expenses                         5,192,473      4,645,820        15,084,287       11,239,555
                                                      --------------  -------------       -----------     ------------

          Operating loss                                   (584,914)       (255,692)       (1,599,072)        (617,530)

Interest and other                                          224,595         441,340           740,811        1,023,494
                                                      --------------  -------------       -----------     ------------

          Net loss                                         (809,509)       (697,032)       (2,339,883)      (1,641,024)

Preferred stock dividends                                   444,118         209,776         1,320,527          546,778
                                                      --------------  -------------       -----------     ------------

          Net loss applicable to common stock           $(1,253,627)     $ (906,808)      $(3,660,410)    $ (2,187,802)
                                                      =============   =============       ===========     ============

Loss per common share                                       $ (0.14)        $ (0.08)          $ (0.40)         $ (0.19)
                                                      =============   =============       ===========     ============

Weighted average shares outstanding                       9,136,588      12,061,192         9,189,421       11,495,113
                                                      =============   =============       ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.


                                           GUARDIAN INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                    (Unaudited)


                                                   Series D             Common Stock           Common Stock       Additional
                                               Preferred Stock             Class A               Class B            Paid-in
                                              Shares     Amount      Shares      Amount     Shares     Amount       Capital
                                              ------     ------      ------      ------     ------     ------       -------
    Balance December 31, 1998                   10,120      $  10   11,569,241    $11,569    634,035      $ 634    $23,336,470

      Series C Preferred Stock Dividends             -          -            -          -          -          -              -
      Series D Preferred Stock Dividends             -          -            -          -          -          -              -
      Retirement of treasury shares                                 (3,100,400)    (3,100)                          (3,806,941)
      Equity issuance costs                          -          -            -          -          -          -         (3,139)
      Net loss                                                                                                -
                                             ---------   --------- -----------    -------    -------      -----    -----------
                                                     -          -            -          -          -                         -

    Balance September 30, 1999                  10,120      $  10    8,468,841    $ 8,469    634,035      $ 634    $19,526,390
                                             =========   ========  ===========    =======    =======      =====    ===========

(RESTUBBED TABLE)
                                                        Accumulated      Treasury
                                                          Deficit         Shares            Total
                                                          -------         ------            -----

    Balance December 31, 1998                            $(6,164,596)   $(8,068,594)   $ 9,115,493

      Series C Preferred Stock Dividends                    (857,654)             -       (857,654)
      Series D Preferred Stock Dividends                    (462,873)             -       (462,873)
      Retirement of treasury shares                       (4,352,977)     8,068,594        (94,424)
      Equity issuance costs                                        -              -         (3,139)
      Net loss                                            (2,339,883)                   (2,339,883)
                                                        -------------    ----------    ------------
                                                                                  -

    Balance September 30, 1999                          $(14,177,983)       $     -    $  5,357,520
                                                        ============     ==========    ============

The accompanying notes are an integral part of this consolidated financial statement.



                                           GUARDIAN INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                    (Unaudited)

                                                                                            1999           1998
                                                                                            ----           ----
Cash flows from operating activities:
     Net loss                                                                        $ (2,339,883)     $ (1,641,024)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depreciation and amortization                                                   580,722           417,240
          Amortization of customer accounts                                             3,685,038         2,830,868
          Amortization of capitalized installation costs                                  730,207           472,075
          Amortization of deferred financing costs                                        133,177           193,442
          Provision for doubtful accounts                                                 366,550           379,834
          Provision for inventory losses                                                   30,000                 -
     Changes in assets and liabilities, net of acquisitions:
          Accounts receivable                                                            (613,044)         (796,626)
          Deposits and other assets                                                      (220,416)         (656,368)
          Accounts payable and accrued expenses                                           237,942           892,114
          Unearned revenue                                                                604,084           539,738
                                                                                    -------------      ------------
               Net cash provided by operating activities                                3,194,377         2,631,293
                                                                                    -------------      ------------

Cash flows from investing activities:
     Purchase of fixed assets                                                          (1,513,123)       (1,087,963)
     Business acquisitions, net of cash acquired                                                -       (16,629,340)
     Purchase and placement of customer accounts                                       (2,310,458)       (2,223,231)
                                                                                    -------------      ------------

               Net cash used in investing activities                                   (3,823,581)      (19,940,534)
                                                                                    -------------      ------------

Cash flows from financing activities:

     Payments of long term obligations                                                   (514,471)       (1,750,095)
     Proceeds from line of credit                                                       1,627,694        15,505,144
     Issuance of preferred stock, net of issuance costs                                    (3,139)        3,963,005
     Payment of Series C Preferred Stock cash dividends                                  (800,265)                -
     Purchase of treasury shares                                                          (94,424)                -
                                                                                    -------------      ------------
               Net cash provided by financing activities                                  215,395        17,718,054
                                                                                    -------------      ------------

               Net increase (decrease) in cash and cash equivalents                     (413,809)           408,813


Cash and cash equivalents, beginning of period                                            865,857            94,313
                                                                                    -------------      ------------
Cash and cash equivalents, end of period                                                $ 452,048         $ 503,126
                                                                                    =============      ============


Supplemental disclosures:
     Interest paid                                                                       $595,823          $639,453
Non cash investing and financing activities:
    Issuance of Class A common stock in consideration for business                              -         5,705,157
      acquisitions
    Stock dividends on Series A and Series B preferred stock                                    -           546,778
    Contract holdbacks applied against accounts written off                                21,104           152,585

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

2.   PROPERTY AND EQUIPMENT, NET

     During the nine months ended September 30, 1999, the Company expended approximately $1.5 million for the purchase of fixed assets, including subscriber premises equipment approximating $1.2 million and additional system hardware and software of approximately $136,000.

3.   CUSTOMER ACCOUNTS

         The following is an analysis of the changes in acquired customer accounts:

                                                                     Nine Months Ended       Year Ended
                                                                     September 30, 1999   December 31, 1998
                                                                     ------------------   -----------------
         Balance, beginning of period                                    $31,552,324         $8,048,495
            Purchase of customer accounts from dealers                     1,076,099          2,605,647
            Customer accounts acquired in acquisitions                             -         23,588,827
            Internally generated accounts                                  1,255,463          2,088,537
            Charges against contract holdbacks                               (21,104)          (156,397)
            Amortization of capitalized installation costs                  (730,207)          (650,210)
            Amortization of customer accounts                             (3,685,038)        (3,972,575)
                                                                         -----------        -----------
         Balance, end of period                                          $29,447,537        $31,552,324
                                                                         ===========        ===========

     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $131,170 and $95,596 at September 30, 1999 and December 31, 1998, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net, consist of the following:

                                                                Amortization      September 30,        December 31,
                                                                   Period             1999                 1998
                                                                   ------             ----                 ----
     At cost:
        Goodwill                                                   10 years           $1,798,100        $1,798,101
        Deferred financing costs                                   3 years               812,667           812,667
        Covenant not to compete and other                        5 - 10 years            468,492           500,837
                                                                                    ------------      ------------
                                                                                       3,079,259         3,111,605
     Accumulated amortization                                                         (1,320,884)       (1,048,349)
                                                                                    ------------      ------------
                                                                                      $1,758,375        $2,063,256
                                                                                    ============      ============

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                 September 30,      December 31,
                                                                      1999              1998
                                                                      ----              ----
     Trade accounts payable                                         $1,120,104          $749,621
     Contract holdbacks                                                131,170            95,596
     Preferred dividends payable                                       749,819           229,558
     Accrued expenses                                                1,485,105         1,652,283
                                                              ----------------  ----------------
                                                                    $3,486,198        $2,727,058
                                                              ================  ================

6.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following:
                                                               September 30,        December 31,
                                                                    1999                1998
                                                                    ----                ----
     Credit facility with financial institution                     $7,621,688        $5,993,992
     Capital lease obligations                                         149,080           110,682
     Equipment notes payable and other                                 842,919         1,378,819
                                                              ----------------  ----------------
                                                                     8,613,687         7,483,493
     Less-current portion                                             (687,520)         (683,838)
                                                              ----------------- ----------------
                                                                    $7,926,167        $6,799,655
                                                              ================  ================

     In October 1998, the Company amended its $20 million credit facility (the "Renewed Credit Facility") with Heller Financial, Inc., the Company's senior lender ("Heller"). Under the Renewed Credit Facility, borrowings bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At September 30, 1999, the debt was bearing interest at varying rates. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). At September 30, 1999, $6 million was available. In connection with the October 1998 investment by Protection One, Inc. ("Protection One") (see Part I, Item I "1998 Developments" in the Company's 1998 Form 10-KSB for the fiscal year ended December 31, 1998), Heller made other amendments to the Renewed Credit Facility to conform the agreement with the transactions. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or making of other distributions to the Company's shareholders. The Company believes it was in compliance with all such covenants as of September 30, 1999.

7.   SHAREHOLDERS' EQUITY

     In accordance with the Stock Repurchase Program authorized by the Board of Directors in October 1998, the Company purchased 113,400 shares of its Class A Voting Common Stock, par value $.001, during the three months ended September 30, 1999. In accordance with Florida law, the shares were subsequently retired. The treasury shares acquired in connection with the October 1998 investment by Protection One (see Part I, Item I "1998 Developments" in the Company's 1998 Form 10-KSB for the fiscal year ended December 31, 1998) were also retired. The excess of the cost of the treasury shares over issuance price of the retired shares resulted in a charge to accumulated deficit.

Item 2.  Management's Discussion and Analysis

Introductory Note

FORWARD-LOOKING STATEMENTS.

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve risks and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. Information with respect to these risks and uncertainties is included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

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

         Alarm monitoring revenues generate favorable gross margins. Historically, installation and service activity generated unfavorable gross margins because such activity was necessary for the generation and retention of residential and mid-market commercial alarm monitoring customers. With the February 1998 acquisition of Mutual Central Alarm Services, Inc. ("Mutual"), a New York City-based provider to high-end commercial customers, however, approximately 40% of the Company's installation activity now generates favorable gross margins because competition in the high-end commercial market is based less on price and more on the ability of competitors to design, deliver and maintain sophisticated security systems.

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

         EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. In the nine months ended September 30, 1999, the Company incurred certain legal and other professional expenses related to terminated acquisition activity as well as other related fees in the amount of $66,128, which are of a non-recurring nature. EBITDA for the nine months ended September 30, 1999 would have been $2,732,816 without these expenses. The following table provides a calculation of EBITDA for the three and nine months ended September 30, 1999 and 1998:

                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
                                                        -------------                     -------------
                                                       1999          1998             1999              1998
                                                       ----          ----             ----              ----
                                                                           (Unaudited)
  Net loss                                          $ (809,509)       $(697,032)     $(2,339,883)      $(1,641,024)
  Plus:
     Amortization of customer contracts              1,269,733       1,128,165         3,685,038         2,830,868
     Depreciation and amortization                     208,978         153,896           580,722           417,240
     Interest expense and other                        224,595         441,340           740,811         1,023,494
                                                 -------------    ------------     -------------     -------------

        EBITDA                                        $893,797      $1,026,369       $ 2,666,688         $2,630,578
                                                 =============    ============     =============     ==============


         Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive under monitoring and service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of acquisition, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of acquired customers accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with generally accepted accounting principles. MRR at September 30, 1999 and 1998 was approximately $978,000 and $862,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference between gross MRR lost as the result of canceled subscriber accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the nine months ended September 30, 1999 and 1998 was less than 10%, on an annualized basis.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated for consolidated operations.



                                                                 Three Months Ended        Nine Months Ended
                                                                   September 30,             September 30,
                                                                   -------------             -------------
                                                                   1999      1998             1999       1998
                                                                   ----      ----             ----       ----
Revenues
   Monitoring                                                       63.4         56.5           63.4        60.9
   Installation and service                                         36.6         43.5           36.6        39.1
                                                                --------      -------       --------    --------
Total revenues                                                     100.0        100.0          100.0       100.0

Operating expenses
   Monitoring                                                       11.9         12.6           11.7        13.5
   Installation and service                                         29.8         32.3           28.9        27.4
   General and administrative                                       38.9         31.8           39.7        34.4
                                                                --------      -------       --------    --------
                                                                    80.6         76.7           80.3        75.3
                                                                --------      -------       --------    --------
Income before interest expense, amortization and
   depreciation                                                     19.4         23.3           19.7        24.7
                                                                --------      -------       --------    --------

Interest expense                                                     4.9         10.1            5.5         9.6
Amortization of customer contracts                                  27.6         25.7           27.3        26.7
Depreciation and amortization                                        4.5          3.5            4.3         3.9
                                                                --------      -------       --------    --------
                                                                    37.0         39.3           37.1        40.2
                                                                --------      -------       --------    --------
Net loss                                                          (17.6)       (16.0)          (17.4)      (15.5)
                                                                ========      =======       ========    ========


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Revenue. Total revenues for the nine months ended September 30, 1999 increased 27% to approximately $13.5 million from approximately $10.6 million during the corresponding period in the prior year. Monitoring revenues for the nine months ended September 30, 1999 increased to approximately $8.6 million, or 32%, from approximately $6.5 million during the corresponding period of the prior year. Installation and service revenues for the nine months ended September 30, 1999 increased by 19% to approximately $4.9 million, compared to approximately $4.1 million during the corresponding period of the prior year. Total retail subscribers approximated 23,700 at September 30, 1999, compared to 20,100 at September 30, 1998, a net increase of 18%. The increase in monitoring revenues and number of subscribers in 1999 over 1998 is primarily attributable to the Company's 1998 acquisitions (see Note 2 to the Company's Consolidated Financial Statements contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998) and to increased efforts in the Company's internal installation operations.

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 1999 increased 35% to approximately $10.8 million, compared to approximately $8.0 million during the corresponding period in the prior year. Monitoring expenses increased 10% to approximately $1.6 million, compared to approximately $1.4 million during the corresponding period in the prior year. As a percentage of monitoring revenues during the nine months ended September 30, 1999, monitoring expenses were 18%, compared to 22% during the corresponding period in the prior year. The increase in monitoring costs in absolute terms was a result of the increase in monitoring revenues and number of subscriber accounts, as well as the acquisition of Mutual, which operates its own central monitoring station. Installation and service costs during the nine months ended September 30, 1999 increased by 34% to approximately $3.9 million, compared to approximately $2.9 million during the corresponding period in the prior year. The increase in total installation and service costs in 1999 from 1998 was a result of increases in related revenues in 1999 from 1998. As a percentage of installation and service revenue, installation and service costs were 79% during the nine months ended September 30, 1999, compared to 70%, during the corresponding period in the prior year. Costs as a percentage of sales increased because the Company derived a larger percentage of sales from lower revenue / higher cost sales to homeowners and builders in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 28% to approximately $8.0 million during the nine months ended September 30, 1999, compared to approximately $6.3 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 38% to approximately $7.0 million during the nine months ended September 30, 1999, compared to approximately $5.0 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1998 acquisitions and the benefits of economies of scale inherent in alarm monitoring. Gross profit from installation and service activities decreased to approximately $1.0 million during the nine months ended September 30, 1999, from approximately $1.2 million during the corresponding period in the prior year, partly due to the costs associated with the increased efforts in the Company's internal installations operations in residential and new home construction markets.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") increased by 46% to approximately $5.3 million during the nine months ended September 30, 1999, compared to approximately $3.7 million during the corresponding period in the prior year. The increase in SG&A costs in 1999 from 1998 is related primarily to increases in selling expenses related to direct sales efforts, additional personnel and resources necessary to service the Company's growing customer base and to recognition of certain legal and other professional expenses related to terminated acquisition activity and other related expenses.

         Amortization of Customer Contracts. Amortization of customer contracts increased by 30% to approximately $3.7 million during the nine months ended September 30, 1999, compared to approximately $2.8 million during the corresponding period in the prior year. The increase in such costs is primarily attributable to the 1998 acquisitions. Amortization for 1999 includes a full nine months of amortization on the contracts acquired in 1998 and the amortization for 1998 includes only the period from the date which the contracts were acquired.

         Depreciation and Amortization. Depreciation and amortization increased by 39% to approximately $581,000 during the nine months ended September 30, 1999, compared to approximately $417,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $4.7 million at September 30, 1999 from approximately $2.9 million at September 30, 1998 as a result of (i) the Company's continued expansion activities and (ii) the Company's 1998 acquisitions (which resulted in additional property and equipment being acquired)), goodwill amortization (a gross balance of approximately $1.4 million in goodwill was recorded in connection with the 1998 acquisitions, which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest Expense. Interest expense decreased 28% to approximately $741,000 during the nine months ended September 30, 1999, compared to approximately $1.0 million during the corresponding period in the prior year. The decrease in interest expense resulted from reduced borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility decreased to approximately $7.6 million at September 30, 1999 from approximately $14.6 million at September 30, 1998, due to the October 1998 repayment of a portion of the debt, as a result of the investment by Protection One, discussed in Note 11 to the Company's Consolidated Financial Statements contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

         Net Loss. Net loss applicable to common stock for the nine months ended September 30, 1999 was approximately $3.7 million, or $(0.40) per share, compared to a net loss of approximately $2.2 million, or $(0.19) per share, during the corresponding period of the prior year.

         The increase in net loss for the nine months is primarily attributable to increased selling, general, and administrative expenses and amortization expenses associated with the Company's growth and prior-period acquisition initiatives, as well as to higher preferred stock dividends associated with financing used to fund internal growth and acquisitions.

         The increase in net loss per share was attributable in part to the decrease in the weighted average number of common shares outstanding to 9,189,421 for the nine months ended September 30, 1999, a 20% decrease from the 11,495,113 weighted average common shares outstanding for the nine months ended September 30, 1998.


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Revenue. Total revenues for the three months ended September 30, 1999 increased 5.0% to approximately $4.6 million from approximately $4.4 million during the corresponding period in the prior year. Monitoring revenues for the three months ended September 30, 1999 increased to approximately $2.9 million, or 18%, from approximately $2.5 million during the corresponding period of the prior year. Installation and service revenues for the three months ended September 30, 1999 decreased by 12% to approximately $1.7 million, compared to approximately $1.9 million during the corresponding period of the prior year. Total retail subscribers approximated 23,700 at September 30, 1999, compared to 20,100 at September 30, 1998, a net increase of 18%. The increase in monitoring revenues and number of subscribers in the third quarter of 1999 from the third quarter of 1998 is primarily attributable to the Company's 1998 acquisitions (see Note 2 to the Company's Consolidated Financial Statements contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998). The decrease in installation and service revenues in the third quarter of 1999 compared to the prior year's quarter is impacted by the timing of deferred installation revenue. Although installation billings increased for the period due to emphasis on growth by internal sales efforts, revenue on installations is deferred over the initial term of the customer's monitoring/service contract, as discussed in "Overview" above.

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the three months ended September 30, 1999 increased 10% to approximately $3.7 million, compared to approximately $3.4 million during the corresponding period in the prior year. Monitoring expenses decreased 1% to approximately $548,000, compared to approximately $552,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the three months ended September 30, 1999, monitoring expenses were 19%, compared to 22% during the corresponding period in the prior year. The decrease in monitoring costs was a result of decreased payroll costs in the central monitoring station. Installation and service costs during the three months ended September 30, 1999 decreased by 3% to approximately $1.38 million, compared to approximately $1.42 million during the corresponding period in the prior year. Installation and service costs in 1999 compared to 1998 decreased less than related revenues. Installation and service costs were 82% of related revenues during the three months ended September 30, 1999, compared to 74% during the corresponding period in the prior year, because the Company derived a larger percentage of sales from lower revenue / higher cost sales to homeowners and builders in the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 11% to approximately $2.7 million during the three months ended September

30, 1999, compared to approximately $2.4 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 23% to approximately $2.4 million during the three months ended September 30, 1999, compared to approximately $1.9 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1998 acquisitions and more efficient operations. Gross profit from installation and service activities decreased to approximately $313,000 during the three months ended September 30, 1999, from approximately $494,000 during the corresponding period in the prior year, partly due to the costs associated with the increased efforts in the Company's internal installations operations.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") increased by 28% to approximately $1.8 million during the three months ended September 30, 1999, compared to approximately $1.4 million during the corresponding period in the prior year. The increase in SG&A costs in 1999 from 1998 is related primarily to additional personnel and resources necessary to service the Company's growing customer base, to the acquisition of Stat-Land in August 1998 and to recognition of certain legal and other professional expenses related to terminated acquisition activity and related expenses.

         Amortization of Customer Contracts. Amortization of customer contracts increased by 12% to approximately $1.3 million during the three months ended September 30, 1999, compared to approximately $1.1 million during the corresponding period in the prior year. Amortization for 1999 includes a full three months of amortization on the Stat-Land contracts acquired in 1998 and the amortization for 1998 includes only the period from the date which the contracts were acquired.

         Depreciation and Amortization. Depreciation and amortization increased by 36% to approximately $209,000 during the three months ended September 30, 1999, compared to approximately $154,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $4.7 million at September 30, 1999 from approximately $2.9 million at September 30, 1998 as a result of (i) the Company's continued expansion activities and (ii) the Company's 1998 acquisitions (which resulted in additional property and equipment being acquired)), goodwill amortization (a gross balance of approximately $1.4 million in goodwill was recorded in connection with the acquisitions, which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest Expense. Interest expense decreased 49% to approximately $225,000 during the three months ended September 30, 1999, compared to approximately $441,000 during the corresponding period in the prior year. The decrease in interest expense resulted from reduced borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility decreased to approximately $7.6 million at September 30, 1999 from approximately $14.6 million at September 30, 1998, due to the October 1998 repayment of a portion of the debt, as a result of the investment by Protection One, as discussed in Note 11 to the Company's Consolidated Financial Statements contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

         Net Loss. Net loss applicable to common stock for the three months ended September 30, 1999 was approximately $1.3 million, or $(0.14) per share, compared to a net loss of approximately $907,000, or $(0.08) per share, during the corresponding period of the prior year.

         The increase in net loss for the quarter and the nine months is primarily attributable to increased selling, general, and administrative expenses and amortization expenses associated with the Company's growth and prior-period acquisition initiatives, as well as to higher preferred stock dividends associated with financing used to fund internal growth and acquisitions.

         The increase in net loss per share was attributable in part to the decrease in the weighted average number of common shares outstanding to 9,136,588 for the three months ended September 30, 1999, a 24% decrease from the 12,061,192 weighted average common shares outstanding for the three months ended September 30, 1998.

Liquidity and Capital Resources

         As of September 30, 1999, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of (1) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (2) recurring revenue from its security monitoring customer base, which generated $2.7 million of EBITDA in the nine months ended September 30, 1999. At September 30, 1999, there was $6.0 million of availability under the Renewed Credit Facility. Cash flow from operating activities was $3.2 million for the nine months ended September 30, 1999.

         Capital Resources. In May 1997, the Company refinanced its existing credit facility with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from an existing $7.0 million to $15.0 million. In connection with the acquisition of Mutual, the Renewed Credit Facility was further amended to increase the maximum available to $20.0 million. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In relation to the October 1998 investment by Protection One (see Note 11 to the Company's Consolidated Financial Statements contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998), Heller consented to increase the Company's borrowing base and made other amendments to conform the agreement with the transactions. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of September 30, 1999.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         In accordance with the Stock Repurchase Program authorized by the Board of Directors in October 1998, the Company purchased 113,400 shares of its Class A Voting Common Stock, par value $.001, during the three months ended September 30, 1999. In accordance with Florida law, the shares were subsequently retired. The treasury shares acquired in connection with the October 1998 investment by Protection One (see Part I, Item I "1998 Developments" in the Company's 1998 Form 10-KSB for the fiscal year ended December 31, 1998) were also retired. The excess of the cost of the treasury shares over issuance price of the retired shares resulted in a charge to accumulated deficit.

         Liquidity. Net cash provided by operating activities during the nine months ended September 30, 1999 was approximately $3.2 million. The Company incurred a net loss of approximately $2.3 million during such period; however, included in such loss was non-cash depreciation and amortization expense, amortization of customer contracts expense, amortization of capitalized installation costs and amortization of deferred financing costs totaling approximately $5.1 million and bad debt and inventory provisions of approximately $397,000. Other operating cash flows included cash outflows of approximately $833,000 related to increases in accounts receivable and other assets offset by cash inflows of approximately $842,000 related to net increases in liabilities.

         Net cash used in investing activities was approximately $3.8 million during the nine months ended September 30, 1999 and was comprised of approximately $2.3 million used in the purchase and placement of customer accounts and the purchases of fixed assets of approximately $1.5 million which includes equipment under lease at customer premises of approximately $1.2 million.

         Net cash provided by financing activities was approximately $215,000 during the nine months ended September 30, 1999, consisting of proceeds under borrowings from Heller of approximately $1.6 million, reduced by repayments to Heller and other long-term debt of approximately $514,000, costs related to the 1998 preferred stock issuance of approximately $3,000, payment of cash dividends on preferred stock of approximately $800,000 and open market purchases of the Company's stock of approximately $94,000. The Company's cash balance was $452,048 as of September 30, 1999.

         Total shareholders' equity was $5,357,520 at September 30, 1999, decreasing by a net amount of $3,757,973 during the nine months ended September 30, 1999. The net decrease resulted from the payment and accrual of dividends on the Company's preferred stock of approximately $1.3 million and the net loss of approximately $2.3 million.

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

State of Readiness
------------------

         The Company's primary business process is the act of monitoring electronic signals from equipment placed at residential and commercial customer premises, which are generally sent over standard analog telephone lines. The Company conducts this primary process, including secondary processes of accounting and financial reporting, through the use of systems acquired from Monitoring Automation Systems ("MAS"). In a recent technical bulletin received from MAS, the Company was informed that all of the MAS monitoring, database and billing systems are Year 2000 compliant, however, its legacy general ledger and accounts payable programs are no longer being offered. The Company implemented Year 2000 ready general ledger and accounts payable software during 1999. The Company's other significant monitoring station resides at its Mutual subsidiary in New York. Testing of the New York site MAS software for Year 2000 readiness was successfully completed in July 1999.

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

II.      Assessment and Inventory                                                           Completed
         o        Awareness assessment (vendors) and inventory phase

III.     Contingency Plans
         o        Develop written contingency plan and policy                               Completed
         o        Update contingency plan                                                   November 1999

IV.      Remediation and Testing                                                            Completed
         o        Corrective application and sample testing
         o        Completion of MAS software testing - Hollywood

V.       Post-Evaluation                                                                    March 2000
         o        Post Y2K evaluation of life safety systems (implementation of full testing field services)

While the Company believes that its critical internal business systems are Year 2000 ready, testing will still continue.

Costs
-----

         The Company estimates that the total cost to remediate its controllable Year 2000 risks will be approximately $30,000. These costs will primarily be incurred on IT upgrades. As of September 30, 1999, approximately $4,500 had been expended.

Risks
-----

         The Company believes that its most reasonably likely worst case scenario is a limited failure of some portion of its customer premise equipment leased by the Company. As a general rule, such equipment is Year 2000 ready either as a result of recent vendor updates and upgrades, new equipment, or equipment that is not date dependent. However, the Company does not believe that it will be able to physically visit, assess, test and potentially remediate all of its thousands of leased systems that are currently in operation. The Company intends to work in concert with its equipment vendors to ensure that the risk of the most reasonable likely worst case scenario actually occurring is reduced to a minimum level.

Contingency Plans
-----------------

         As of September 30, 1999, the Company had developed a contingency plan. An updated contingency plan will be created by November 1999, which will incorporate the findings from the testing. In the event of failure of the Company's primary monitoring process, the Company is currently capable of performing the monitoring of electronic signals on a manual basis, as required by its Underwriters Laboratory certification. However, as the Company works through the planned testing phases described above, revisions may be necessary.

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

Item 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits

Exhibit No.        Description
-----------        -----------
  3(i)             Articles of Incorporation dated July 7, 1999 incorporated by reference to Exhibits 3(i) of the Company's Form 10-QSB filed
                   August 13, 1999.
  3(ii)            Amended and Restated By-Laws of the Company incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-QSB filed as of November 14, 1997
  4(a)             Specimen Stock Certificate incorporated by reference to
                   Exhibit 4(a) of the Company's Form 10-QSB Filed August 13,
                   1999.
  27               Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

    1. No reports were filed on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES
                                   ----------


     In accordance with Section 12 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GUARDIAN INTERNATIONAL, INC.


                                By: /s/ DARIUS G. NEVIN
                                -----------------------
                                    Darius G. Nevin
                                    Chief Financial Officer and Vice President

                                Date: November 15, 1999

                                  EXHIBIT INDEX


EXHIBIT            DESCRIPTION
-------            -----------

  27               Financial Data Schedule (for SEC use only)