Form 10KSB
period 1999-12-31
GUARDIAN INTERNATIONAL INC
filed 2000-03-30
CIK 1013978

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant 's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the 1999 fiscal year were $18,233,485.

         The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold as of March 24, 2000 was $3,855,699.

         As of March 24, 2000, there are 8,384,441 shares of Class A Voting Common Stock, par value $.001 per share, and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, of the issuer outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


Transitional Small Business Disclosure Format (check one): Yes ____   No [X]

================================================================================




                                TABLE OF CONTENTS
                                                                                                          Page No.
                                                                                                          --------
Introductory Note                                                                                            1

PART I.

Item 1.                    Description of Business                                                           2

Item 2.                    Description of Property                                                           13

Item 3.                    Legal Proceedings                                                                 13

Item 4.                    Submission of Matters to a Vote of Security Holders                               14

PART II.

Item 5.                    Market for Common Equity and Related Stockholder Matters                          15

Item 6.                    Management's Discussion and Analysis or Plan of Operations                        17

Item 7.                    Financial Statements                                                              25

Item 8.                    Changes In and Disagreements With Accountants on Accounting and Financial         25
                           Disclosure
PART III.

Item 9.                    Directors, Executive Officers, Promoters and Control Persons;                     43
                             Compliance with Section 16(a) of the Exchange Act

Item 10.                   Executive Compensation                                                            46

Item 11.                   Security Ownership of Certain Beneficial Owners and Management                    47

Item 12.                   Certain Relationships and Related Transactions                                    48

Item 13.                   Exhibits and Reports on Form 8-K                                                  49

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

                                    PART I.

Item 1.  Description of Business
-------  -----------------------

The Company's Services

         The Company is presently a leading supplier of security monitoring and high grade monitored security and fire systems in Florida and New York City. The Company's principal activities include the following: (i) monitoring services provided pursuant to alarm contracts owned by the Company; (ii) acquisition of alarm contracts in connection with the acquisition of other alarm companies;
(iii) the sales and installation of electronic security and fire systems including alarm, closed circuit television ("CCTV") and access control systems;
(iv) maintenance of electronic security systems; and (v) monitoring services provided pursuant to alarm contracts owned by other alarm companies (wholesale monitoring).

         The majority of the Company's revenue is derived from recurring payments for the monitoring and maintenance of security and fire systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenue is derived from the sale and installation of security and fire systems and the servicing and upgrades of such installed systems. For fiscal year 1999, monitoring revenues represented approximately 63% of total revenues. The balance of the Company's revenues was derived from (i) the sale and installation of security and fire systems (approximately 29% of total revenues); (ii) the provision of maintenance services (approximately 8% of total revenues) and (iii) miscellaneous sources (less than 1% of total revenues).

         Based on the Company's gross revenues for the year ended December 31, 1998, the Company was ranked 23rd in Security Distributing and Marketing Magazine's ("SDM Magazine") May 1999 issue with the annual listing of the top security companies in the United States. Based on monthly recurring revenues ("MRR"), a standard industry measurement, the Company holds the position of 17th largest company. The Company expects that it will be ranked among the top 25 security companies in SDM Magazine's 2000 annual listing. In addition, according to the 1998 Fact Book Issue of Security Sales (Vol. 21, No. 12, supplement), only 9.2% of all security companies in the United States generate gross revenues in excess of $2,500,000. These statistics place the Company as a leader among United States security firms. As reflected in the Company's financial statements, set forth in Item 7 below, the Company's net revenues for the year ended December 31, 1999 were $18,233,485.

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

         The Company's central monitoring stations have many security devices, including closed circuit television ("CCTV"), motion detecting units, high intensity lighting and access control. All of the equipment the Company uses to monitor its customers' systems and to protect its central monitoring station generally contain the latest enhancements, and most of the equipment is less than five years old.

         The central monitoring stations operate with redundant systems and, therefore, upon any failure of equipment, an exact duplicate is available to back it up within minutes. The central station monitoring facility is largely paperless, resulting in lower costs and greater efficiency than would be obtained otherwise. To the extent feasible, every alarm function is handled through automation including the dialing of customer and police telephone numbers, thereby reducing the possibility of human error.

         The central monitoring stations are comprised of a number of electronic devices including: alarm receiving equipment, telephone dialers, radio signal receiving equipment, a telephone recorder, a digital telephone system and a voice mail/auto phone attendant. All of these devices are maintained internally by the Company's technical personnel. The balance of the Company's equipment includes dual redundant Data General Aviion(TM) servers, associated CRTs (terminals) and the software which runs the automated functions of the Company's security, service and accounting functions. The security and service software is maintained by Monitoring Automation Systems (Irvine, CA) ("MAS"), the accounting software by Great Plains Software, Inc. (Fargo, ND) and the Data General Corporation (Boston, MA) ("Data General") computers and terminals are maintained by Data General pursuant to annual maintenance contracts.

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

         Retail monitoring generated revenue of approximately $10.9 million and $8.5 million in 1999 and 1998, respectively. As of the date of this Annual Report, the Company had approximately 25,800 retail customers. No individual retail customer represents more than 5% of the Company's total revenues.

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

         Under the Wholesale Monitoring Program, the Company bills the third party company a monthly amount for all services rendered. The third-party company is responsible for billing its customers. Typical fees for wholesale monitoring are approximately 20% of the amount billed directly by the Company to its retail customers. While wholesale monitoring results in significantly lower margins than are obtained with respect to the Company's retail subscribers, the wholesale customer base creates an opportunity for the Company to expand its customer base by purchasing customer accounts from third party companies. The Company has, in fact, purchased customer accounts that were being monitored under the Wholesale Monitoring Program.

         The Wholesale Monitoring Program generated revenues of approximately $631,000 and $606,000 in 1999 and 1998, respectively. As of the date of this Annual Report, the Company had approximately

23,900 wholesale customers. No such wholesale account represents more than 5% of the Company's total revenues.

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

         Most of the alarm-related products sold by the Company are manufactured or distributed by subsidiaries of Pittway Corporation and by Detection Systems, Inc. and its subsidiaries. The Company sells a variety of brands of access control and CCTV products, depending upon the specific application.

         Revenues derived from the installation and sale of security and fire systems totaled approximately $5.2 million and $4.7 million in 1999 and 1998, respectively. Increased revenues are a result of a full year of revenues for businesses acquired in 1998 and of the increased sales and marketing efforts of the Company.

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

         Maintenance of security and fire systems generates revenue primarily through billable field service calls or contractual payments under service agreements. Revenue derived from maintenance services totaled approximately $1.4 million and $1.1 million in 1999 and 1998, respectively. Increased revenues correlate to the increase in the Company's account base, which increased to approximately 25,800 subscriber accounts at December 31, 1999 from approximately 23,400 subscriber accounts at December 31, 1998.

History

         The Company was incorporated under the laws of the State of Nevada on October 30, 1986. In July 1999, the Company changed its state of domicile and is now incorporated in the State of Florida.

         On August 15, 1996, the Company executed an Agreement and Plan of Merger ("Merger Agreement") with Guardian International, Inc. ("Guardian"), a Florida corporation. The merger ("Merger") was completed on August 28, 1996. Pursuant to the terms of the Merger Agreement, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), the Company issued 3,226,902 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), to the shareholders of Guardian in exchange for all of the outstanding shares of common stock of Guardian. These shares represented approximately fifty percent (50%) of the Company's then issued and outstanding Class A Common Stock. Also, pursuant to the terms of the Merger Agreement, the Company paid approximately $1.8 million to Harold Ginsburg, one of the shareholders of Guardian, in repayment of certain loans to Guardian and as a return of capital.

         Following the Merger, the Company changed its name to Guardian International, Inc. The Company's directors preceding the Merger resigned following the Merger and the directors of Guardian filled the vacancies on the Board. For a listing of the Company's directors, see Item 9 - Directors, Executive Officers, Promoters and Control Persons.

         In October and November 1997, the Company issued 2,500,000 shares of Class A Common Stock for $1.50 per share ($3,750,000 in the aggregate) and 1,875,000 newly authorized shares of Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), for $2.00 per share ($3,750,000) to Westar Capital, Inc., a subsidiary of Western Resources, Inc. ("Western"). Such shares were subsequently contributed by Western to its majority-owned security business subsidiary, Protection One Investments, Inc. ("Protection One").

         In February 1998, the Company completed the acquisition of all of the capital stock of Mutual Central Alarm Services, Inc. ("Mutual"), the nation's then 60th largest monitored alarm company (according to SDM Magazine) and one of the largest independent alarm companies in the metropolitan New York area. Founded in 1989, Mutual grew through a strategy of concentrating on high-grade UL listed commercial security, fire, CCTV and access control systems. Mutual provides services to high-end retail businesses, financial institutions and Fortune 500 companies. As a result of the acquisition, the Company increased its subscriber base by approximately 2,600 accounts and added MRR of approximately $320,000.

         Mutual is continuing to operate under its trade name as a wholly-owned subsidiary of the Company.

         During 1998, the Company acquired three significant additional security alarm installation and monitoring companies, two of which were located in the state of Florida and one in Staten Island, New York. The additional acquisitions increased the subscriber base by approximately 6,100 customers and increased MRR by approximately $208,000.

         On October 21, 1998, Protection One purchased 10,000 shares of Series D 6% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), of the Company for $10 million.

         The Series D Preferred Stock is non-convertible until the third anniversary of the date of issuance, after which date, the shares are convertible at a rate of 333.3333 shares of Class A Common Stock for each share of Series D Preferred Stock. Dividends are payable annually either in cash or in additional shares of Series D Preferred Stock. As of December 31, 1999, 605 shares of Series D Preferred Stock are accounted for as dividends payable and are expecteed to be issued during the first half of 2000. The holders of Series D Preferred Stock have no voting rights until such shares are converted into Class A Common Stock except that the holders of Series D Preferred Stock are allowed to vote on an as-converted basis with the holders of Class A Common Stock under the following circumstances: (i) until the third anniversary of the date of issuance, upon a Change in Control as that capitalized term is defined in Article III Section 7 of the Articles of Amendment to the Articles of Incorporation filed with the Florida Secretary of State on March 9, 2000 ("Articles of Amendment") (see Exhibit 3(iii)); (ii) or at any time the Series D Preferred Stock is outstanding, under an Event of Default, as that capitalized term is defined in Article III Section 7 of the Articles of Amendment (see
Exhibit 3(iii)). The holders of Series D Preferred Stock have no redemption rights except upon a Change in Control. After the third anniversary of issuance, the Company can elect to redeem the Series D Preferred Stock for a premium.

         In addition, Protection One exchanged its existing equity holdings in Guardian (2,980,000 million shares of Class A Common Stock, 2,037,133 million shares of Guardian Series A Preferred Stock and

1,704,232 million shares of Guardian Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series B Preferred Stock")) for 16,397 shares of Series C 7% Redeemable Preferred Stock, par value $.001 ("Series C Preferred Stock"), of the Company.

         The Series C Preferred Stock is non-voting and is redeemable on the sixth anniversary of the date of issuance at a liquidation value of $1,000 per share. Dividends are payable quarterly in cash and have been made each quarter since the issuance of the Series C Preferred Stock. The holders of Series C Preferred Stock have the right to optional redemption upon a Change in Control, as that capitalized term is defined Article III Section 6 of the Articles of Amendment (see Exhibit 3(iii)). At any time after issuance, the Company can elect to redeem the Series C Preferred Stock for a premium. Due to the redeemable nature of the Series C Preferred Stock, the capital will reside outside the stockholders' equity section in the mezzanine section of the balance sheet, following long-term debt. This treatment is consistent with the hybrid characteristics of the issue.

         The holders of the Series D Preferred Stock do not have any right to nominate directors unless and until conversion of the Series D Preferred Stock. After giving effect to the transactions, Protection One presently owns approximately 26% of the outstanding capital stock of the Company on a fully-diluted as-converted basis.

Heller Credit Facility
----------------------

         The Company's credit facility with Heller was amended in October 1998 to include Heller's consents: (i) to allow the above-mentioned transactions;
(ii) to improve the Company's borrowing base calculation through the period ended September 30, 1999 after which time it reverted to the prior calculation;
(iii) to allow for the payment of cash dividends on the Series C Preferred Stock; (iv) to allow for use of funds drawn on the credit facility for the Company's stock repurchase program; and (v) to extend the termination date to May 2001.

1999 Developments
-----------------

Stock Repurchase Program
------------------------

         In accordance with the Stock Repurchase Program authorized by the Board of Directors in October 1998, the Company purchased 197,800 shares of its Class A Common Stock, during the year ended December 31, 1999. In accordance with Florida securities law, the shares were concurrently retired. The treasury shares acquired in connection with the October 1998 investment by Protection One have also been retired. The excess of the cost of the treasury shares over issuance price of the retired shares resulted in a charge to accumulated deficit of approximately $4.4 million.

Market Overview and Trends

         The Company's target market consists of the owners of single family residences, builders of and homeowners within residential development communities and the owners and tenants of commercial establishments.

         The security alarm industry is characterized by a high degree of fragmentation and currently is comprised of a small number of relatively large competitors (greater than $20 million annual sales) and a great many small providers of alarm systems and services. A survey published by SDM Magazine in May 1999 reported that in 1998, based upon information provided by its respondents, the 100 largest companies in the alarm industry accounted for approximately 25% of industry revenues. The Company believes that thousands of smaller alarm service companies, because of their small size, have higher overhead expenses as a percentage of revenues than the Company and lack access to capital on terms as attractive as those available to the Company. Moreover, due to a decline in security system installation prices over the last two years, security alarm companies participating in market growth are required to make a substantial investment in each new subscriber. In order to be competitive, security alarm companies must sell equipment at or below cost or transfer equipment gratuitously in the expectation of generating future recurring monitoring revenues. Consequently, access to capital has become an increasingly important factor in a security alarm company's success.

         The residential security alarm market is also characterized by rapid growth, but a relatively low level of market penetration and is, therefore, still in a relatively immature stage. The Company believes that several factors have spawned an increased demand for residential security alarm systems in the markets where the Company operates, including unacceptably high levels of crime, public concern about crime and the prevalence of insurance company discounts to homeowners who purchase alarm systems, which discounts are typically larger when alarm systems are monitored by a central station. In addition, insurance companies may require that businesses install an alarm system as a condition to obtaining or renewing insurance coverage. Also, the Company enjoys the benefits of operating in two separate sectors of the industry: high-grade commercial and traditional residential. By operating in both sectors, economic strength in one may subsidize any weaknesses that may occur in the other, a reputation earned in one sector may carry over into the reputation for the other, and cash flow from commercial projects may help fund investments in the residential market.

         Advances in digital communications technology permit the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has decreased the cost of providing alarm monitoring services and has substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the equipment available to subscribers in the residential and commercial markets. Digital technology has also enabled equipment manufacturers to build more features into security systems, such as remote user interface, lighting and heating controls and user programming features.


         Large, consumer-oriented companies in industries facing deregulation, including long distance and local telephone companies and electric and gas utilities, such as Southern California Edison, Southern Company, Inc., Western Resources, Inc., and SBC Communications, Inc., have demonstrated an increased interest in the security alarm industry over the last several years. Except for SBC Communications, regional Bell operating companies ("RBOCs") have been prohibited from owning assets in the alarm industry until early 2001. The Company believes telecommunications and utility companies are interested in offering their customers additional services, including security services, as a means of enhancing customer loyalty and reducing future risk of losing customers in a fully competitive environment. The entrance by such large companies into the security alarm business poses the threat that such companies will engage in price wars with other companies in the alarm industry. Such price wars, if they were to occur, could have a materially adverse effect on the Company's financial condition. The Company has, however, successfully developed one strategic partnership with a utility, Western Resources, and believes it is an attractive partner for other companies seeking to enter this industry. As evidenced by Protection One's total investment of $21.5 million cash in Guardian, the Company believes that its strategic alliance with affiliates of Western Resources, Inc. has helped and will help the Company's competitive position by (i) improving the Company's financial strength by increasing the Company's equity; (ii) lowering its cost of capital; (iii) improving its appeal to potential sellers of alarm accounts or alarm companies; and (iv) improving and expanding acquisition and investment opportunities made available to the Company.

Business Strategy

         The Company has never had any net income and has a history of consistent and sometimes significant net losses. The Company has two core strategies; (1) generating monitoring contracts through its own sales and installation efforts and (2) acquiring alarm monitoring contracts. The first core strategy requires a cost infrastructure that results in lower operating margins than are achievable by companies that only acquire and service alarm monitoring contracts. In order to pursue the second core strategy of acquiring alarm monitoring contracts, the Company has chosen to issue yield-bearing instruments (such as senior debt or preferred stock). The Company's present amortization policy for those acquired contracts results in significant amortization costs. The issuance of yield-bearing instruments results in related interest and dividend expense. The Company believes that these strategies, which emphasize creating long-term value over short-term net income, will result in the Company's recording of net losses until such time as (i) the Company's cash flow from its increased customer base allows it to reduce significantly its indebtedness and related interest costs; and (ii) the Company's amortization expense, through the passage of time and recognition of account losses, is reduced.

         The Company's strategy for growth has consisted primarily of the implementation of an aggressive and strategic acquisition plan. Since 1994 Guardian has acquired more than thirty alarm companies and/or portfolios of customer monitoring contracts from existing alarm companies. The financing for these acquisitions has been derived from an initial $7 million credit facility with Heller, which has been replaced by the Company's Renewed Credit Facility of $20 million (see "Management's Discussion and Analysis - Liquidity and Capital Resources - Capital Resources"), with Company stock and with the proceeds from several investments by Protection One (see "History").

         Management believes that numerous acquisition opportunities continue to be available and the Company is pursuing, and intends to continue to pursue, acquisitions of alarm companies and of portfolios of subscriber accounts, some of which may be significant to the Company's expected future growth. Through its 1998 acquisition of Mutual, the Company has expanded its operations outside of Florida and into New York. The Company plans to continue pursuing other acquisitions outside Florida, not only in New York, but in major metropolitan areas throughout North America. Acquisitions of account portfolios, thus far, have been achieved primarily through the acquisition of alarm companies and through the Company's "Independent Alarm Acquisition Program" as described below.

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

         Based on projections for new home starts from its builder clients, management expects additional revenue from the Company's new construction residential installations. The Company is under contract with builders of new home developments in South Florida and the greater Tampa Bay area. The Company is one of the leading providers of alarm systems to the new residential construction market in the state of Florida.

         In addition, the Company currently has master association contracts ("Master Contracts") with five development companies throughout Florida. Each Master Contract calls for Company-installed alarms to be monitored by the central station with one bill each month to the relevant master homeowners association. Closings on homes located in these developments began in the first quarter of 1996 and will continue for the next five years. The Company's revenue under a Master Contract increases incrementally with each closing. Current MRR under the Master Contracts is approximately $13,000. Management anticipates that upon completion of the development projects, the Company will generate over $40,000 in additional MRR under the Master Contracts; there can be no assurances, however, as to the completion of these projects or the realization of the additional MRR.

         The Company's commercial business units in Florida and New York are among the leaders in their respective areas. The Company intends to broaden geographic coverage in the Northeast via its 1998 acquisition of the Staten Island burglar alarm company and to increase direct sales representation and product lines offered in Florida.

         The financial strategy for effecting the business goals is enhanced by the Company's relationship with Protection One (see "History"). The Company believes that the relationship will enhance its access to capital for the future, affording management the ability to focus on executing the business strategy. Some of the relationship's many potential benefits are enumerated in "Market Overview and Trends" above.

         In 1999, the Company became an authorized distributor of the IBM Home Director product line of structured wiring systems. The Company believes that its association with IBM enhances its ability to compete for large new residential development projects and to realize more attractive returns from that work.

Equipment and Technology

General Corporate Technology
----------------------------

         The Company believes that it utilizes automation equipment that is the same as or comparable to those systems utilized by the largest national security alarm companies.

         The Company operates two alarm-monitoring centers, one in Hollywood, Florida, and the other in mid-town Manhattan, the commercial center of New York City. Each control center is equipped with equipment that enables the Company to receive, analyze, and process information from alarm, fire, temperature-sensing, video, and access control systems located at customer sites. The Company can, in most cases, also perform remote diagnostics for many customers from the control center. The automation equipment also enables the Company to process accounting information, service maintenance, and scheduled compliance requirements required by the Company's customers.

         The Company has departmental file servers which accommodate the Company's internal e-mail network, new accounts payable and general ledger software, as well as proprietary alarm system manufacturers' software to enhance the Company's ability to communicate with customer security alarm panels.

         The Company has invested in monitoring hardware upgrades over the years. These enhancements enable the Company to link its New York City, Staten Island, Tampa, Florida and Miami, Florida offices into the main system. Furthermore, the Company has a number of web sites (www.4Guardian.com, www.4Mutual.com, www.Statland.com, www.PrepareandProtect.net) that are used for both informational purposes and marketing, as well as sites where customers can make routine requests for small items, request service, and order additional security equipment. These enhancements enable a large part of the Company to share one customer database and to improve its efficiency in the areas of monitoring, service routing, and internal communication. This investment increased capacity and improved the productivity of operators and other administrative staff using the automation and accounting systems. The Company expects to upgrade its security monitoring system periodically as necessary to keep up with technological advances.

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

         The Company's central monitoring systems currently have the capacity to monitor up to approximately 250,000 subscribers with moderate upgrades to the storage and processor capacity of its existing hardware system. Moreover, the operating facility would require minimal physical changes to accommodate such a volume of accounts.

         Mutual Central Alarm Services Enhancement Project
         -------------------------------------------------

         In October 1998, the Company embarked on a $250,000 upgrade project, in conjunction with the renewal of the Company's lease in New York City. The primary objective of the project was the upgrading of the New York monitoring, accounting, and service system from an older PICK operating system-based automation system to the same automation and accounting systems used by the rest of the Company. The project was completed in November 1999.

         The project significantly increased consistency of operations between the Florida and New York offices of the Company, which permits the Company to realize efficiencies across numerous critical disciplines. In addition, the New York monitoring station now has additional capacity to aggregate more customers on the new system.

         The Company consolidated the monitoring of its subscribers in Staten Island from a competitive third party monitoring station into the new system at Mutual. In addition, the Manhattan and Staten

Island offices were upgraded with additional communication equipment, which enables live access to the new system from the satellite office in Staten Island as well as from the Company's headquarters in Florida.

Marketing

         A large portion of the Company's marketing activities has consisted of referrals and a limited amount of advertising. As mentioned above, the Company elected to become a First Alert Professional(TM) dealer to enhance its direct sales efforts. Since 1998, the Company has applied significantly more resources to direct mail and limited media advertising, improved distribution of Company yard signs, and other marketing programs.

         In 1999, the Company became an authorized distributor of the IBM Home Director product line of structured wiring systems. The Company believes that its association with IBM enhances its ability to compete for large new residential development projects and to realize more attractive returns from that work.

Competition

         Competitive conditions vary within each segment of the security industry. The largest segment is composed of security system dealers. Most of these companies have fewer than twenty employees, average one hundred fifty to eight hundred fifty (150-850) customer accounts, are usually under-capitalized, are owner-managed, and do not have their own central monitoring stations.

         According to a 1998 survey conducted by SDM Magazine (published in May
1999), the 100 largest companies in the security industry account for approximately twenty-five percent of the industry's total revenue. Therefore, the majority of industry revenue is generated by smaller alarm service companies.

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

         There are a number of larger companies which may have significantly greater capital and resources than the Company (see "Market Overview and Trends"). The following chart reflects the size of Guardian as compared to the nine largest alarm companies. The information was obtained from the May 1999 issue of SDM Magazine.



                                                                1998 Revenue           Number of
Company                                                         (in millions)          Accounts
                                                                  ---------            --------
ADT Security Services                                               $1,330             2,200,000
SecurityLink from Ameritech                                            482             1,200,000
Protection One, Inc. (1)                                               421             1,542,000
Brinks Home Security, Inc.                                             204               580,000
Honeywell, Inc.                                                        201               250,000
Edison Security Services                                                90               175,000
Slomin's, Inc.                                                          68               112,000
Checkpoint Security Systems Group, Inc.                                 55                   n/a
Bay Alarm Co.                                                           50                75,000
Guardian International, Inc.                                            15                23,400

(1) Protection One Investments, Inc., an affiliate of Protection One, Inc., a Delaware corporation and majority-owned subsidiary of Western Resources, Inc, owns 27% of the Company's outstanding shares of Class A Common Stock, on an as-converted basis, as of March 24, 2000.

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

Trademarks

         During 1997, the Company filed an application with the United States Patent and Trademark Office ("Office") to register the mark "Security By Guardian International" and "G" design. In late 1997, the Company received notification from the Office that its application had not been accepted. The Company retained the Washington D.C. intellectual property law firm of Cohen & Smith. The Company was advised to continue its common law use of the mark and file for state trademark protection. Two state trademark registrations were granted for Guardian International Security and "G" design (T98000000478 on April 29, 1998) and a "G" design contained within a circle (T98000000637 on June 1, 1998). The Company has been using these marks in Florida since January 1993 without third party opposition. Based on a later review of the federal register, Cohen & Smith advised the Company to refile an application for the mark "Security by Guardian International" and "G" design (U.S. application for the mark - U.S. application serial no. 75/597, 830 on November 30, 1998).

         The Company has a federal trademark for the mark "Mutual Central Alarm Services, Inc." and design (U.S. registration no. 2,277,912). The Company is currently monitoring its trademarks: Guardian International, Inc., Gibraltar Security Alarm Services, Alarm Control, Inc., Mutual Central Alarm Services, Inc. and Gator Telecom, Inc. in order to evaluate the availability and feasibility of continuing to operate under separate trademarks or of consolidating them into one name. No assurances can be given that third parties will not attempt to assert superior trademark rights in similar marks or that the Company will be able to successfully enforce and protect its rights in its trademarks against third party infringers.

Employees

         At December 31, 1999, the Company employed 212 individuals, all but one of whom were full-time employees. Any future increase in the number of employees will depend upon growth of the Company's business.

Research and Development and Environmental Issues

         The Company does not conduct any research and development activity.

         The Company has the need to dispose of many batteries, which constitute environmentally sensitive waste. The used batteries are stored in the Company's warehouse until such time as they are transported to a recycling center for disposal.

Item 2.  Description of Property
--------------------------------

         The Company leases its corporate headquarters from Guardian Investments, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company (see Item 12 - Certain Relationships and Related Transactions). The Company's corporate headquarters occupies a 12,000 square foot building, which houses a central monitoring station, offices and warehouse facilities, located in Hollywood, Florida. The lease expires on December 31, 2002, but the Company has a renewal option for an additional five years under the same terms and conditions. The annual rent is approximately $105,000, with annual increases not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party.

         The Company leases space with Windbrook Realty in New York, New York. The lease expires in December 2004, with a renewal option for an additional five years under the same terms and conditions. The 3,500 square feet of leased space houses a central monitoring station, offices and warehouse facilities. The annual rent is approximately $91,000.

         The Company also leases office space in Miami and Tampa, Florida and in Staten Island, New York. The leases expire on various dates through July 2003 and most are renewable at the option of the Company.

Item 3.  Legal Proceedings
--------------------------

         The Company experiences routine litigation in the normal conduct of its business. The Company believes that any such pending litigation will not have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Company's annual meeting was held on June 21, 1999. The following number of votes were cast for the matters indicated:

         1. Election of Board of Directors

              Director                            For          Withheld
              --------                            ---          --------
              Harold Ginsburg                    6,772,501        8,470
              Richard Ginsburg                   6,771,501        9,470
              Sheilah Ginsburg                   6,772,501        8,470
              Darius G. Nevin                    6,772,501        8,470
              William Remington                  6,772,501        8,470
              Douglas T. Lake                    6,772,501        8,470
              Joel A. Cohen                      6,773,871        7,100
              David Heidecorn                    6,773,871        7,100

         2. Ratification of Arthur Andersen, LLP as the independent accountants for the Company for the year ending December 31, 1999.

                    For           Against       Abstain        Non-vote
                    ---           -------       -------        --------
                 6,774,500         1,000         5,471            -

         3. Approval of the 1999 Stock Option Plan and ratification of non-plan grants of stock options.

                    For           Against       Abstain        Non-vote
                    ---           -------       -------        --------
                 4,657,672        415,794        4,135        1,703,370

         4. Approval of a change in domicile of the Company from Nevada to Florida.

                    For           Against       Abstain        Non-vote
                    ---           -------       -------        --------
                 5,021,119         4,000         52,482       1,703,370

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         The Class A Common Stock has been publicly traded under the symbol "GIIS" since November 1996 through the OTC Bulletin Board.

         The following table set for the high and low bid information of the Class A Common Stock for the periods indicated below, as reported by the National Quotation Bureau during such periods.

                                              High                Low
                                              ----                ---
         1998
         ----
         1st Quarter                          $3.38               $2.06
         2nd Quarter                          $2.69               $1.66
         3rd Quarter                          $1.84               $0.94
         4th Quarter                          $1.44               $0.56

         1999
         ----
         1st Quarter                          $1.69               $0.84
         2nd Quarter                          $1.00               $0.78
         3rd Quarter                          $0.94               $0.55
         4th Quarter                          $0.75               $0.47


         The Company is authorized to issue 30,000,000 shares of Preferred Stock, of which 27,122 shares are issued and outstanding as of March 24, 2000. The Company is presently authorized to issue 100,000,000 shares of Class A Common Stock, of which 8,384,441 are outstanding as of March 24, 2000. There are 130 holders of record of Class A Common Stock. The Company is authorized to issue 1,000,000 shares of Class B Common Stock, of which 634,035 shares are issued and outstanding as of March 24, 2000. Heller is the sole holder of record of the Class B Common Stock.


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

Dividends

         The Company has not declared any cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business. In addition to the self-imposed restriction on the payment of dividends resulting from the Company's own policies, the payment of dividends is currently restricted pursuant to the terms of the existing credit facility with Heller and is likely to remain subject to such restriction for the foreseeable future (see "Management's Discussion and Analysis - Liquidity and Capital Resources").

         Quarterly dividends are payable at a rate of 1.75% on the Series C Preferred Stock in cash or, if prohibited by the Company's credit facility, in shares of Class A Common Stock. To date, the Company has paid the Series C Preferred Stock quarterly dividends in cash. The Series D Preferred Stock pays dividends at a rate of 6% on an annual basis in either cash or additional shares of the Series D Preferred Stock. The Company has elected to pay the Series D Preferred dividends in additional shares of the preferred stock.

Transfer Agent

         The Company's transfer agent is Continental Stock Transfer & Trust Company, 2 Broadway, New York, New York 10004.

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


         On October 21, 1997 and November 24, 1997, pursuant to a Stock Purchase Agreement between the Company and Protection One, dated as of October 14, 1997, the Company issued 2,500,000 shares of Class A Common Stock to and 1,875,000 shares of Series A Preferred Stock to Western Resources, Inc. The shares were exchanged in a transaction outlined above in "Description of Business - History". The issuance was exempt from registration under Section 4(2) of the Securities Act.

                                      Date of             Number of                Aggregate
  Purchaser                          Purchases          Common Shares         Consideration Paid
  ---------                          ---------          -------------         ------------------
  Protection One                      10/16/97            2,500,000                 $3,750,000
  Protection One                      11/24/97            1,875,000*                $3,750,000

* On an as-converted basis.

         On February 19, 1998, the Company issued 1,981,700 shares of Class A Common Stock, pursuant to a Stock Purchase Agreement dated February 23, 1998, as partial consideration in acquiring all of the outstanding common stock of Mutual. The shares were registered with the Securities and Exchange Commissions, effective August 13, 1998.

                                      Date of             Number of
  Purchaser                           Purchase          Common Shares
  ---------                           --------          -------------
  Mutual Sellers                       2/23/98             1,981,700


         On February 19, 1998, pursuant to a Stock Purchase Agreement between the Company and Protection One, dated as of February 23, 1998, the Company issued 1,600,000 shares of Series B Preferred Stock at $2.50 per share, the proceeds of which were used in the funding of the Mutual acquisition. The issuance was exempt from registration under Section 4(2) of the Securities Act; however, these shares were exchanged in a transaction outlined above in "Description of Business - History".

                                      Date of              Number of                 Aggregate
  Purchaser                           Purchase           Common Shares           Consideration Paid
  ---------                           --------           -------------           ------------------
  Protection One                       2/19/98            1,600,000*                 $4,000,000

* On an as-converted basis.

         In connection with the acquisition of the assets of Gator Telecom, Inc., the Company issued 94,937 shares of Class A Common Stock on March 9, 1998. The issuance was exempt from registration under Section 4(2) of the Securities Act.

                                      Date of             Number of
  Purchaser                           Purchase          Common Shares
  ---------                           --------          -------------
  Gator Telecom, Inc.                  3/9/98               94,937

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

                                      Date of              Number of
  Purchaser                          Purchase            Common Shares
  ---------                          --------            -------------
  Stat-Land Sellers                   8/13/98              289,018


Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
 Results of Operations
----------------------

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

         The Company has never had any net income and has a history of consistent and sometimes significant net losses. The Company has two core strategies; (1) generating monitoring contracts through its own sales and installation efforts and (2) acquiring alarm monitoring contracts. The first core strategy requires a cost infrastructure that results in lower operating margins than are achievable by companies that only acquire and service alarm monitoring contracts. In order to pursue the second core strategy of acquiring alarm monitoring contracts, the Company has chosen to issue yield-bearing instruments (such as senior debt or preferred stock). The Company's present amortization policy for those acquired contracts results in significant amortization costs. The issuance of yield-bearing instruments results in related interest and dividend expense. The Company believes that these strategies, which emphasize creating long-term value over short-term net income, will result in the Company's recording of net losses until such time as (i) the Company's cash flow from its increased customer base allows it to reduce significantly its indebtedness and related interest costs; and (ii) the Company's amortization expense, through the passage of time and recognition of account losses, is reduced.

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

         EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor of cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the years ended December 31, 1999 and 1998:

                                                     Year Ended December 31,
                                                     ----------------------
                                                     1999              1998
                                                     ----              ----
  Net loss                                       $(3,041,655)      $(2,188,342)
  Plus:
     Amortization of customer contracts            4,873,131         3,972,575
     Depreciation and amortization                   805,641           545,181
     Interest expense and other                    1,050,922         1,352,203
                                                 -----------       -----------

        EBITDA                                   $ 3,688,039        $3,681,617
                                                 ===========       ===========

         Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive under monitoring and service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of acquisition, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of acquired customers accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with generally accepted accounting principles. MRR at December 31, 1999 and 1998 was approximately $1,040,000 and $927,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference between gross MRR lost as the result of canceled subscriber accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the years ended December 31, 1999 and 1998 was less than 10%, on an annualized basis.

Consolidated Statements of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                                   Year Ended
                                                                  December 31,
                                                                  ------------
                                                                1999       1998
                                                                ----       ----
Revenues:
   Monitoring                                                    63.3       60.2
   Installation and service                                      36.7       39.8
                                                               ------     ------
Total revenues                                                  100.0      100.0

Operating expenses
   Monitoring                                                    11.6       13.2
   Installation and service                                      28.8       27.4
   General and administrative                                    39.3       35.1
                                                               ------     ------
                                                                 79.7       75.7
                                                               ------     ------
Income before interest expense, amortization and
   depreciation                                                  20.3       24.3
                                                               ------     ------

Interest and other expense                                        5.8        8.9
Amortization of customer contracts                               26.7       26.2
Depreciation and amortization                                     4.4        3.6
                                                               ------     ------
                                                                 36.9       38.7
                                                               ------     ------
Net loss                                                        (16.6)     (14.4)
                                                               ======     ======

Years Ended December 31, 1999 and 1998

         Revenue. Total revenues for 1999 increased 20% to $18,233,485, from $15,165,755 for 1998. Monitoring revenues increased by 27% to $11,545,257 during 1999, from $9,125,514 during 1998. Installation and service revenues increased by 11% to $6,688,228 during 1999, compared to $6,040,241 during 1998. Total retail subscribers numbered approximately 25,800 at December 31, 1999, compared to approximately 23,400 at December 31, 1998, a net increase of approximately 10%. The increase in revenues is due to the full year of revenues in 1999 for the companies acquired in 1998, as well as the results of the purchase of two portfolios of subscriber accounts and the Company's internal installation efforts.

         Operating Expenses. Total operating expenses, net of amortization of customer contracts and depreciation and amortization, for 1999 increased 27% to $14,545,446, from $11,484,138 during 1998. Monitoring expenses increased 6% to $2,118,781 during 1999, compared to $2,002,700 during 1998. As a percentage of monitoring revenues, monitoring expenses decreased to 18% in 1999, compared to 22% in 1998. The increase in monitoring expenses was a result of the increase in the number of subscriber accounts and the costs associated with the full year of monitoring the accounts acquired in 1998. Installation and service costs for 1999 increased by 26% to $5,259,775, compared to $4,161,520 during 1998. The increase in total installation and service costs from 1999 to 1998 was partly the result of increases in volume of installation activities in 1999 from 1998. As a percentage of installation and service revenue, such costs were 79% in 1999, compared to 69% in 1998. Costs as a percentage of sales increased because the Company derived a larger percentage of sales from lower revenue/higher cost sales to homeowners and builders in 1999 compared to 1998.

         Gross Profit. Total gross profit, defined as total revenues less monitoring, installation and service costs, increased by 21% to $10,854,929 in 1999, compared to $9,001,535 in 1998. Gross profit from monitoring revenues increased by 32% to $9,426,476 in 1999, compared to $7,122,814 in 1998. Gross profit from installation and service activities decreased 24% to $1,428,453 in 1999 compared to $1,878,721 in 1998. See the previous two paragraphs for a discussion of revenues and expenses of such monitoring and installation and service activity.

         Selling, General and Administrative. General and administrative ("SG&A") costs increased by 35% to $7,166,890 in 1999, compared to $5,319,918 during 1998. The increase in SG&A costs from 1999 to 1998 is related primarily to additional personnel and resources necessary to service the Company's growing customer base and to certain legal and other professional expenses related to terminated acquisition activity and related expenses. Included in G&A is bad debt expense of $452,450 in 1999, compared to $511,333 in 1998. The decreased bad debt expense during 1999 from 1998 resulted from increased efforts in the Company's collection process. As a percentage of total revenues, G&A increased to 39% in 1999 compared to 35% in 1998.

         Amortization of Customer Contracts. Amortization of customer contracts increased 23% to $4,873,131 during 1999, compared to $3,972,575 during 1998. The increase in such costs from 1998 to 1999 is primarily attributable to the 1998 acquisitions. Amortization for 1999 includes a full year of amortization on the contracts acquired in 1998 and the amortization for 1998 includes only the period from the date which the contracts were acquired. Such costs are amortized over 10 years, unless a contract is canceled and not replaced by the corresponding independent alarm company, or otherwise, in which case the remaining unamortized balance is written off as a charge to amortization expense.

         Depreciation and Amortization. Depreciation and amortization increased by 48% to $805,641 during 1999, compared to $545,181 during 1998. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $5.4 million at December 31, 1999 from approximately $3.2 million at December 31, 1998 as a result of (i) the Company's continued expansion activities and (ii) the Company's 1998 acquisitions (which resulted in additional property and equipment being acquired)), goodwill amortization (a gross balance of approximately $430,000 in goodwill was recorded in connection with the 1998 acquisitions, which is being amortized over 10 years), and amortization of certain other intangible assets.

         Interest Expense. Interest expense decreased 24% to $999,388 during 1999, compared to $1,312,703 during 1998. The decrease in interest expense resulted from reduced average borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility averaged approximately $7.3 million during 1999 compared to an average of approximately $9.2 million during 1998. The decrease in debt was due to the October 1998 repayment of a portion of the debt, as a result of the investment by Protection One, discussed in Note 10 in Notes to Consolidated Financial Statements. As of March 24, 2000, the Company had approximately $10.0 million of borrowings under the Heller Renewed Credit Facility.

         Net Loss. Net loss applicable to Class A Common Stock for the year ended December 31, 1999 was approximately $4.8 million, or $(0.52) per share, basic and diluted, compared to a net loss of approximately $3.1 million, or $(0.28) per share, for the year ended December 31, 1998. The increase in net loss is primarily attributable to increased selling, general and administrative expenses and amortization expenses associated with the Company's growth and prior-year acquisition initiatives, as well as to higher preferred stock dividends associated with financing used to fund internal growth and acquisitions.

Liquidity and Capital Resources

         Capital Resources. As of December 31, 1999, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of
(1) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (2) recurring revenue from its security monitoring customer base, which generated $3.7 million of EBITDA in the year ended December 31, 1999. At December 31, 1999, there was $4.3 million of availability under the Renewed Credit Facility. Cash flow from operating activities was $3.8 million for the year ended December 31, 1999.

         In May 1997, the Company refinanced its existing credit facility with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from an existing $7.0 million to $15.0 million. In connection with the acquisition of Mutual, the Renewed Credit Facility was further amended to increase the maximum available to $20.0 million. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In relation to the October 1998 investment by Protection One (see Note 10 to Notes to Consolidated Financial Statements), Heller consented to increase the Company's borrowing base and made other amendments to conform the agreement with the transactions. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of December 31, 1999.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         In accordance with the Stock Repurchase Program authorized by the Board of Directors in October 1998, the Company purchased 197,800 shares of its Class A Common Stock, during the year ended December 31, 1999. In accordance with Florida securities law, the shares were concurrently retired. The treasury shares acquired in connection with the October 1998 investment by Protection One (see "History") have also been retired. The excess of the cost of the treasury shares over issuance price of the retired shares resulted in a charge to accumulated deficit of approximately $4.4 million.

         Liquidity. Net cash provided by operating activities during the year ended December 31, 1999 was approximately $3.8 million. The Company incurred a net loss of approximately $3.0 million during such period; however, included in such loss was depreciation and amortization expense, amortization of customer accounts, amortization of capitalized installation costs and amortization of deferred financing costs totaling approximately $6.8 million, cash outflows of approximately $1.6 million related to increases in accounts receivable and other assets and cash inflows of approximately $1.1 million related to net increases in liabilities and unearned revenue.

         Net cash used in investing activities was approximately $6.7 million during the year ended December 31, 1999 and was comprised of the purchase and placement of customer accounts of approximately $4.6 million and the purchases of fixed assets of approximately $2.1 million which includes equipment under lease at customer premises of approximately $1.5 million.

         Net cash provided by financing activities was approximately $2.7 million, during the year ended December 31, 1999, consisting of proceeds under borrowings from Heller of approximately $4.9 million reduced by repayments to Heller and other long-term debt of approximately $1.0 million, payment of cash dividends on preferred stock of approximately $1.1 million and open market purchases of the Company's stock of approximately $144,000. As of December 31, 1999, the Company's cash balance was $578,034.

         Total shareholders' equity decreased by a net amount of $4,940,504 during fiscal 1999 to $4,174,989 as of December 31, 1999. The net decrease resulted primarily from the payment and accrual of dividends on the Company's preferred stock of approximately $1.8 million and the net loss of approximately $3.0 million.

         Affiliation with Western Resources, Inc. As discussed above, in "History", Western Resources, Inc. indirectly holds a significant investment in the Company though its majority-owned subsidiary, Protection One Investments, Inc.

         The Company does not currently have any significant commitments for capital outlays.

Year 2000 Compliance

General

         The Company faced the same Year 2000 problem that other participants in the security and alarm monitoring industry faced given the high reliance on computer-based monitoring and electronic customer site equipment. The Year 2000 problem was a result of prior computer programming limiting the use of the year placeholder to a two digit number, such as "98" (rather than a four digit), so that when the year 2000 arrived, many systems could have interpreted the year date "00" as being of the turn of a prior century. This is generally referred to as the "Year 2000 Issue." Accordingly, unless corrective action was taken to ensure that such systems were "Year 2000 Ready," many systems may have failed or the processes which those systems control may have malfunctioned due to the inappropriate year interpretation.

         The Year 2000 problem did not have an impact on the Company or on its continuing ability to deliver installation and alarm monitoring goods and services to its customer base. Furthermore, management believes it has no further contingencies related to the Year 2000 problem.

State of Readiness
------------------

         The Company's primary business process is the act of monitoring electronic signals from equipment placed at residential and commercial customer premises, which are generally sent over standard analog telephone lines. The Company conducts this primary process, including secondary processes of accounting and financial reporting, through the use of systems acquired from Monitoring Automation Systems ("MAS"). In a technical bulletin received from MAS in 1999, the Company was informed that all of the MAS monitoring, database and billing systems are Year 2000 compliant, however, its legacy general ledger and accounts payable programs are no longer being offered. The Company implemented Year 2000 ready general ledger and accounts payable software during 1999. The Company's other significant monitoring station resides at its Mutual subsidiary in New York. Testing of the New York site MAS software for Year 2000 readiness was successfully completed in July 1999.

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

Readiness Program
-----------------

         In order to address the remainder of what the Company believed to be its Year 2000 risk, it developed a multi-phase plan to identify, assess and remediate the Year 2000 problem from its business processes. Accordingly, the Company categorized the following phases through which it progressed in 1999:

                  Phase                                                                         Status
                  -----                                                                         ------
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

II.      Assessment and Inventory                                                              Completed
         o        Awareness assessment (vendors) and inventory phase

III.     Contingency Plans                                                                     Completed
         o        Develop written contingency plan and policy
         o        Update contingency plan

IV.      Remediation and Testing                                                               Completed
         o        Corrective application and sample testing
         o        Completion of MAS software testing - Hollywood

V.       Post-Evaluation                                                                       Completed
         o        Post Y2K evaluation of life safety systems (implementation of full testing field services)

Costs
-----

         The Company's total cost to remediate its controllable Year 2000 risks was not more than $15,000. These costs were primarily incurred on IT upgrades.

Risks
-----

         The Company believed that its most likely worst case scenario was a limited failure of some portion of its customer premise equipment leased by the Company. As a general rule, such equipment is Year 2000 ready either as a result of recent vendor updates and upgrades, new equipment, or equipment that is not date dependent. However, the Company does not believe that it will be able to physically visit, assess, test and potentially remediate all of its thousands of leased systems that are currently in operation. The Company intends to work in concert with its equipment vendors to ensure that the risk of the most reasonable likely worst case scenario actually occurring is reduced to a minimum level.

Contingency Plans
-----------------

         In accordance with regulations established as part of the Underwriter's Laboratories Listing process, the Company had previously developed a monitoring contingency plan. In the event of an equipment failure, the Company would continue to process electronic signals on a manual basis. This plan was modified in mid-1999 implementing Year 2000 issues as well.

         The Company acquires other companies from time to time as part of its business development strategy, and it anticipates that acquisitions will continue through the Year 2000. The Company has established procedures in its due diligence investigations of acquisition candidates to ascertain whether or not their products or services, or those of their critical suppliers, are Year 2000 ready, and whether or not such suppliers and key customers, if any, were adversely affected by the Year 2000 issue. While acquisition candidates may provide certain information or make representations and warranties regarding Year 2000 readiness, in some cases, the Company may be unable to verify the status of readiness until the acquisition is completed and the steps outlined herein as part of the Company's Year 2000 program are undertaken.

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

Item 7.  Financial Statements
-----------------------------

         Consolidated financial statements as of December 31, 1999 and for each of the two years then ended contained herewithin.

Item 8.  Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.





                                               Index to Financial Statements

                                                                                                   Page

                Report of Independent Public Accountants                                            27

                Consolidated Balance Sheet                                                          28
                  December 31, 1999

                Consolidated Statements of Operations                                               29
                  For the Years Ended December 31, 1999 and 1998

                Consolidated Statement of Changes in Shareholders' Equity                           30
                  For the Years Ended December 31, 1999 and 1998

                Consolidated Statements of Cash Flows                                               31
                  For the Years Ended December 31, 1999 and 1998

                Notes to Consolidated Financial Statements                                          32



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Board of Directors and Shareholders of Guardian International, Inc.:

We have audited the accompanying consolidated balance sheet of Guardian International, Inc. (a Florida corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian International, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.




                               ARTHUR ANDERSEN LLP




Dallas, Texas
     February 25, 2000



                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


          ASSETS
          Current assets:
               Cash and cash equivalents                                                                  $      578,034
               Accounts receivable, net of allowance for doubtful accounts of $549,356                         2,896,317
               Current portion of notes receivable                                                                73,564
               Inventory                                                                                         458,385
               Other                                                                                             237,697
                                                                                                          --------------
                    Total current assets                                                                       4,243,997

          Property and equipment, net                                                                          4,101,810
          Customer accounts, net                                                                              30,230,816
          Goodwill and other intangible assets, net                                                            1,789,014
          Notes receivable, less current portion                                                                  51,683
          Deposits and other assets                                                                               90,273
                                                                                                          --------------
                    Total assets                                                                             $40,507,593
                                                                                                          ==============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
              Accounts payable and accrued expenses                                                           $3,632,094
              Current portion of unearned revenue                                                              3,230,957
              Current portion of long term obligations                                                           807,421
                                                                                                          --------------
                    Total current liabilities                                                                  7,670,472
          Unearned revenue, less current portion                                                               1,656,852
          Long term obligations, less current portion                                                         10,608,280
                                                                                                          --------------
                    Total liabilities                                                                         19,935,604

          Commitments and contingencies (see Note 8)

          Redeemable preferred stock, 16,397 shares issued and outstanding                                    16,397,000

          Shareholders' equity:
          Preferred stock, $.001 par value, 30,000,000 shares authorized:
             Series D preferred stock, 10,120 shares issued and outstanding                                           10
          Class A voting common stock, $.001 par value, 100,000,000 shares authorized,
             8,384,441 shares issued and outstanding                                                                8,385
          Class B non-voting common stock, $.001 par value, 1,000,000 shares authorized,
             634,035 shares issued and outstanding                                                                   634
          Additional paid-in capital                                                                          19,516,784
          Accumulated deficit                                                                                (15,350,824)
                                                                                                          --------------
                     Total shareholders' equity                                                                4,174,989
                                                                                                          --------------
                     Total liabilities and shareholders' equity                                           $   40,507,593
                                                                                                          ==============

The accompanying notes are an integral part of this consolidated financial statement.



                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                                             1999             1998
                                                                                             ----             ----
Revenues:
     Monitoring                                                                          $ 11,545,257      $ 9,125,514
     Installation and service                                                               6,688,228        6,040,241
                                                                                     ----------------    -------------
          Total revenues                                                                   18,233,485       15,165,755
                                                                                     ----------------    -------------

Operating expenses:
     Monitoring                                                                             2,118,781        2,002,700
     Installation and service                                                               5,259,775        4,161,520
     Selling, general and administrative                                                    7,166,890        5,319,918
     Amortization of customer accounts                                                      4,873,131        3,972,575
     Depreciation and amortization                                                            805,641          545,181
                                                                                     ----------------    -------------
          Total operating expenses                                                         20,224,218       16,001,894
                                                                                     ----------------    -------------

          Operating loss                                                                   (1,990,733)        (836,139)

Interest expense                                                                              999,388        1,312,703
Other expense                                                                                  51,534           39,500
                                                                                     ----------------    -------------
                                                                                            1,050,922        1,352,203
                                                                                     ----------------    -------------

          Net loss                                                                         (3,041,655)      (2,188,342)

Preferred stock dividends                                                                   1,750,035          896,336
                                                                                     ----------------    -------------

          Net loss applicable to common stock                                             $(4,791,690)     $(3,084,678)
                                                                                     ================    =============

Loss per common share                                                                         $ (0.52)         $ (0.28)
                                                                                     ================    =============

Weighted average shares outstanding                                                         9,152,808       11,084,009
                                                                                     ================    =============


The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                       Common Stock           Common Stock
                                             Preferred Stock              Class A               Class B            Additional
                                             ---------------              -------               -------             Paid-in
                                            Shares      Amount      Shares      Amount     Shares     Amount        Capital
                                            ------      ------      ------      ------     ------     ------     ----------
Balance, December 31, 1997                  1,894,033     $1,894    9,003,804    $ 9,004    634,035      $ 634    $12,091,050
  Stock dividend on Series A Preferred
   Stock                                      143,100        143            -          -          -          -        286,055
  Sale of Series B Preferred Stock, net
   of issuance costs of $13,855             1,600,000      1,600            -          -          -          -      3,984,545
  Stock dividend on Series B Preferred
   Stock                                      104,232        104            -          -          -          -        260,476
  Retirement of Series A and Series
    B Preferred Stock, acquisition of
    Treasury shares                        (3,741,365)    (3,741)           -          -          -          -     (8,331,103)
  Sale of Series D Preferred Stock, net
    of issuance costs of $130,882              10,000         10            -          -          -          -      9,869,108
  Dividends on Series C Preferred
    Stock                                           -          -            -          -          -          -              -
  Dividends on Series D Preferred
    Stock                                         120          -            -          -          -          -        120,000
  Issuance of Class A Common Stock
    In connection with acquisitions, net
    of issuance costs of $28,034                    -          -    2,565,437      2,565          -          -      5,056,339
  Net loss                                          -          -            -          -          -          -              -
                                           ----------   --------  -----------   --------  ---------   --------   ------------

Balance December 31, 1998                      10,120         10   11,569,241     11,569    634,035        634     23,336,470
  Dividends on Series C Preferred Stock             -          -            -          -          -          -              -
  Dividends on Series D Preferred Stock             -          -            -          -          -          -              -
  Acquisition of treasury shares                    -          -            -          -          -          -              -
  Retirement of treasury shares                     -          -   (3,184,800)    (3,184)         -          -     (3,815,295)
  Equity issuance costs                             -          -            -          -          -          -         (4,391)
  Net loss                                          -          -            -          -          -          -              -
                                           ----------   --------  -----------   --------  ---------   --------   ------------

Balance December 31, 1999                      10,120     $   10    8,384,441    $ 8,385    634,035      $ 634    $19,516,784
                                           ==========   ========  ===========   ========  =========   ========   ============

(RESTUBBED TABLE)
                                                                   Accumulated      Treasury
                                                                     Deficit         Shares          Total
                                                                   -----------      --------         -----

Balance, December 31, 1997                                       $ (3,079,918)   $    (6,438)    $ 9,016,226
  Stock dividend on Series A Preferred
   Stock                                                             (286,198)             -               -
  Sale of Series B Preferred Stock, net
   of issuance costs of $13,855                                             -              -       3,986,145
  Stock dividend on Series B Preferred
   Stock                                                             (260,580)             -               -
  Retirement of Series A and Series
    B Preferred Stock, acquisition of
    Treasury stock                                                          -     (8,062,156)    (16,397,000)
  Sale of Series D Preferred Stock, net
    of issuance costs of $130,882                                           -              -       9,869,118
  Dividends on Series C Preferred
    Stock                                                            (229,558)             -        (229,558)
  Dividends on Series D Preferred
    Stock                                                            (120,000)             -               -
  Issuance of Class A Common Stock
    In connection with acquisitions, net
    of issuance costs of $28,034                                            -              -       5,058,904
  Net loss                                                         (2,188,342)             -      (2,188,342)
                                                                 ------------    -----------    ------------

Balance December 31, 1998                                          (6,164,596)    (8,068,594)      9,115,493
  Dividends on Series C Preferred Stock                            (1,144,601)             -      (1,144,601)
  Dividends on Series D Preferred Stock                              (605,434)             -        (605,434)
  Acquisition of treasury shares                                            -       (144,423)       (144,423)
  Retirement of treasury shares                                    (4,394,538)     8,213,017               -
  Equity issuance costs                                                     -              -          (4,391)
  Net loss                                                         (3,041,655)             -      (3,041,655)
                                                                 ------------    -----------    ------------

Balance December 31, 1999                                        $(15,350,824)   $         -     $ 4,174,989
                                                                 ============    ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.



                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                            1999           1998
                                                                                            ----           ----
Cash flows from operating activities-
     Net loss                                                                         $(3,041,655)     $ (2,188,342)
       Adjustments to reconcile net loss to net cash provided by
          operating activities-
          Depreciation and amortization                                                   805,641           545,181
          Amortization of customer accounts                                             4,873,131         3,972,575
          Amortization of capitalized installation costs                                1,016,836           650,210
          Amortization of deferred financing costs                                        152,521           256,178
          Provision for doubtful accounts                                                 482,450           511,333
     Changes in assets and liabilities, net of acquisitions:
          Accounts receivable                                                          (1,353,972)         (623,556)
          Deposits and other assets                                                      (236,356)         (712,558)
          Accounts payable and accrued expenses                                           241,278           812,635
          Unearned revenue                                                                831,867           307,296
                                                                                -----------------  ----------------
               Net cash provided by operating activities                                3,771,741         3,530,952
                                                                                -----------------  ----------------

Cash flows from investing activities-
     Purchase of fixed assets                                                          (2,170,315)       (1,786,027)
     Business acquisitions, net of cash acquired                                                -       (16,650,382)
     Purchase and placement of customer accounts                                       (4,568,459)       (4,537,787)
                                                                                -----------------  ----------------
               Net cash used in investing activities                                   (6,738,774)      (22,974,196)
                                                                                -----------------  ----------------

Cash flows from financing activities-
     Payments of long term obligations                                                 (1,006,953)      (11,940,666)
     Proceeds from line of credit                                                       4,922,190        18,328,227
     Proceeds from equity issuance                                                         (4,391)       13,827,227
     Payment of cash dividends                                                         (1,087,213)                -
     Acquisition of treasury shares                                                      (144,423)                -
                                                                                -----------------  ----------------
               Net cash provided by financing activities                                2,679,210        20,214,788
                                                                                -----------------  ----------------

               Net increase (decrease) in cash and cash equivalents                      (287,823)          771,544

Cash and cash equivalents, beginning of year                                              865,857            94,313
                                                                                -----------------  ----------------
Cash and cash equivalents, end of year                                                   $578,034         $ 865,857
                                                                                =================  ================

Supplemental disclosures-
     Interest paid                                                                      $ 864,201         $ 874,514
     Income taxes paid                                                                     44,000            70,500
Non cash investing and financing activities-
    Exchange of Class A common stock, retained as treasury shares                               -        (8,062,156)
    Retirement of Series A and Series B Preferred Stock                                         -        (8,334,844)
    Issuance of Series C Redeemable Preferred Stock                                             -        16,397,000
    Issuance of Class A common stock in consideration for business acquisitions                 -         5,058,904
    Stock dividends on Series A and Series B preferred stock                                    -           546,778
    Stock dividends on Series D preferred stock                                           605,434           120,000
    Contract holdbacks applied against accounts written off                                25,076           156,397

The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     ----------------------
     The consolidated financial statements include the accounts of Guardian International, Inc., a Florida Corporation ("Guardian") and its wholly owned subsidiaries, collectively the Company (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Description of Business
     -----------------------
     The Company operates two central monitoring alarm stations and monitors and maintains electronic security systems for residential and commercial customers in the United States (its primary market).

     Liquidity
     ---------
     As of December 31, 1999, the Company maintained an accumulated deficit of $(15,350,824) and negative working capital of $(3,426,475). Net losses for 1999 and 1998 were $(3,041,655) and $(2,188,342), respectively. However, the Company generates annual cash flows, as evidenced by its cash flow from operations of $3,771,741 and $3,530,952 for 1999 and 1998, respectively.

     As of December 31, 1999, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of (1) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (2) recurring revenue from its security monitoring customer base. At December 31, 1999, there was approximately $4 million of availability under the Renewed Credit Facility.

     Revenue Recognition
     -------------------
     Installation Revenue. Prior to 1998, installation revenues were recognized when installations of security alarm systems were performed. Costs of providing installations were charged to income in the period when the installation occurred, except in cases where the Company maintained ownership of the equipment installed, in which case the Company capitalized the cost of the equipment to property and equipment and depreciated the amount over a seven year period. Net margins on installation activities prior to 1998 were not material to the Company's operations.

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

     Monitoring/Service Revenue. Customers are billed for monitoring and maintenance services primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Unearned revenues result from billings in advance of performance of services. Contracts for monitoring services are generally for an initial non-cancelable term of five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

     Cash and Cash Equivalents
     -------------------------
     All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are considered cash equivalents.

     Restricted Cash
     ---------------
     Included in cash and cash equivalents is restricted cash of $44,396 representing cash held in escrow pursuant to the Company's acquisition activity.

     Customer Accounts, Net
     ----------------------
     Customer accounts acquired from alarm dealers are reflected at cost. The cost of acquired accounts is based on the estimated fair value at the date of acquisition and included in "Customer Accounts, net" in the accompanying consolidated balance sheet. Acquired customer accounts are capitalized and amortized on a straight-line basis over a ten-year period. For those accounts which are cancelled during the amortization period, the remaining net book value of that account is expensed in the period in which it is cancelled. Costs applicable to providing installation of internally generated customer accounts are capitalized and amortized over the life of the monitoring/service contract (generally five years). It is the Company's policy to perform monthly evaluations of acquired customer account attrition and, if necessary, to adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts. Because expected cash flows continue to exceed the unamortized cost of customer accounts, the Company has not recorded an impairment loss.

     Goodwill and Other Intangible Assets, Net
     -----------------------------------------
     Goodwill is the excess of purchase consideration given over the net assets acquired in a purchase business combination. The Company amortizes its goodwill balances over a ten-year life. Intangible assets are recorded at cost and amortized over their estimated useful lives. The carrying value of intangible assets is periodically reviewed and impairments are recognized when expected operating cash flows derived from such intangibles are less than their carrying value. Included in other intangible assets are deferred financing costs which are amortized over the respective terms of associated long-term debt obligations using the interest method.

     Inventories
     -----------
     Inventories, comprised of alarm systems and parts, are stated at the lower of average cost or market.

     Concentration of Credit Risk
     ----------------------------
     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables from a large number of customers, including both residential and commercial. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains allowances for potential credit losses.

     Concentration of Vendor Risk
     ----------------------------
     The Company purchases alarm systems for sale and installation from a small number of vendors. At December 31, 1999, approximately 55% of accounts payable were due to one supplier.

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost. Depreciation of property and equipment is provided on the straight-line method. The estimated useful lives for property and equipment range from three to seven years and the estimated useful lives for leasehold improvements is approximately ten years. During 1998, the Company adjusted its estimate of useful economic life for leasehold improvements from thirty years to ten years. There was no material impact on the loss for the year as a result of the change in the estimated useful life.

     Fair Value of Financial Instruments
     -----------------------------------
     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value because of their short term maturities.

     The fair value of the Company's credit facility approximates fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's other long-term debt approximates carrying value. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized at year-end or may be realized in the future.

     Income Taxes
     ------------
     The Company has established deferred tax assets and liabilities for temporary differences between financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets have been fully reserved as it is more likely than not that the asset will not be utilized in the future.

     Comprehensive Income
     --------------------
     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" provides reporting and disclosure requirements for comprehensive income and its components within the financial statements. The Company had no comprehensive income components for the years ended December 31, 1999 and 1998, therefore, comprehensive loss is the same as net loss for both periods.

     Accounting Pronouncements
     -------------------------
     Accounting standards setters in the United States have issued several accounting pronouncements that the Company will be required to adopt in future fiscal reporting periods.

     SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters, beginning after June 15, 2000. Management has not traditionally been required to utilize derivative instruments in managing its business and does not anticipate utilizing them in 2000. Accordingly, the Company does not believe SFAS 133 will have a material effect on the Company's consolidated financial statements.

     SEC Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101") provides guidance on accounting for revenue-earning activities. It highlights existing criteria for determining when revenue is realized (or realizable) and earned. SAB 101 is required to be implemented no later than the second fiscal quarter beginning after December 15, 1999. Management believes its revenue recognition accounting has been substantially consistent with the guidance found in SAB 101.

     Loss Per Common Share
     ---------------------
     The Company makes its earnings per share calculation in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed by dividing net loss attributable to common shareholders (net loss plus the preferred stock dividends) by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the convertible preferred stock is converted into Class A Voting Common Stock, par value $.001 per share "(Class A Common Stock") and the stock options to purchase shares of Class A Common Stock (see Note 11) are exercised, is not presented because the effect would be anti-dilutive for both 1999 and 1998. Options to purchase 1,045,122 shares of Class A Common stock were outstanding at December 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire on various dates through 2010. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:

                                                          Weighted Average Shares
                                                         Outstanding for the Year
                                                            Ended December 31,
                                                            ------------------
                                                            1999           1998
                                                            ----           ----
     Class A Common Stock                                 8,518,773     10,449,974
     Class B Common Stock                                   634,035        634,035
                                                        -----------    -----------
                                                          9,152,808     11,084,009
                                                        ===========    ===========

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred. Total advertising expense was $105,106 and $100,268 for the years ended December 31, 1999 and 1998, respectively.

     Use of Estimates
     ----------------
     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification
     ----------------
     Certain 1998 amounts in the consolidated statements of operations, shareholders' equity and cash flows have been reclassified to conform to the 1999 presentation. Such reclassifications have no impact on the net loss reported for 1999.

2.   NOTES RECEIVABLE

     Notes receivable consist of the following at December 31, 1999:

      Installment sales                                         $ 90,950
      Notes with customers and dealers                            34,297
                                                               ---------
                                                                 125,247
      Current portion                                            (73,564)
                                                               ---------
      Notes receivable, less current portion                    $ 51,683
                                                               =========

     The above notes are repayable in monthly installments of principal and interest, will be fully repaid at various intervals during 2000 and 2001 have interest rates varying from 6.0% to 18.85%. Certain installment sales with payment periods less than a year do not contain a finance component.

3.   CUSTOMER ACCOUNTS, NET

     The following is an analysis of the changes in acquired customer accounts for the year ended December 31, 1999:

         Balance, beginning of year                                         $31,552,324
            Purchase of customer accounts from dealers                        2,819,205
            Customer accounts acquired in acquisitions                                -
            Internally generated accounts                                     1,774,330
            Charges against contract holdbacks                                  (25,076)
            Amortization of capitalized installation costs                   (1,016,836)
            Amortization of customer accounts                                (4,873,131)
                                                                            -----------
         Balance, end of year                                               $30,230,816
                                                                            ===========

     The accumulated amortization of customer accounts was $6,756,730 at December 31, 1999. In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $297,881 at December 31, 1999, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consist of the following at December 31, 1999:

       Property and equipment, at cost:
         Station equipment                                                   $3,837,391
         Transportation vehicles                                                399,061
         Furniture and office equipment                                         723,548
         Leasehold improvements                                                 430,742
                                                                            -----------
                                                                              5,390,742
       Accumulated depreciation and amortization                             (1,288,932)
                                                                            -----------
                                                                             $4,101,810
                                                                            ===========

     Included in property and equipment at December 31, 1999 was $447,317 of assets held under capital leases. The accumulated depreciation on such assets at December 31, 1999 was $93,710.

     The depreciation and amortization charge (including amortization of assets held under capital leases) was $525,266 and $325,373 for the years ended December 31, 1999 and 1998, respectively.

     The Company believes there are no impairments of long-lived assets based on review of expected cash flows from the use of such assets.

5.   GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets, net, consist of the following at December 31, 1999:

                                                   Amortization
                                                      Period
                                                      ------
     At cost:
        Goodwill                                       10 years           $1,943,211
        Deferred financing costs                       3 years               812,667
        Covenant not to compete and other            5 - 10 years            442,569
                                                                        ------------
                                                                           3,198,447
     Accumulated amortization                                             (1,409,433)
                                                                        ------------
                                                                          $1,789,014
                                                                        ============

     The amortization of goodwill, covenant not-to-compete and other intangible assets was $280,375 and $219,808 for the years ended December 31, 1999 and 1998, respectively. Amortization of deferred financing costs, included in interest expense, was $152,521 and $256,178 for the years ended December 31, 1999 and 1998, respectively.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following, at December 31, 1999:

      Trade accounts payable                                                   $ 578,660
      Contract holdbacks                                                         297,881
      Preferred dividend payable                                                 892,380
      Accrued expenses                                                         1,863,173
                                                                             -----------
                                                                              $3,632,094
                                                                             ===========

7.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following at December 31, 1999:

      Credit facility with financial institution                             $10,338,757
      Capital lease obligations                                                  348,648
      Equipment notes payable and other                                          728,296
                                                                          ---------------
                                                                              11,415,701
      Less-current portion                                                      (807,421)
                                                                         ---------------
      Long-term obligations, less current portion                            $10,608,280
                                                                         ===============

      Estimated maturities of long-term debt are as follows:
      2000                                                                     $ 807,421
      2001                                                                    10,567,377
      2002                                                                        29,739
      2003                                                                        11,164
      2004 and thereafter                                                              -
                                                                         ---------------
                                                                             $11,415,701
                                                                         ===============

     Credit Facility. In connection with the acquisition of Mutual, the Company amended its credit facility (the "Renewed Credit Facility") with Heller Financial, Inc., the Company's senior lender. Under the Renewed Credit Facility, borrowings will bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2% and is collateralized by substantially all of the Company's assets. At December 31, 1999, the debt was bearing interest at varying rates. The Renewed Credit Facility expires in May 2001. The $20 million total availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection with the investment by Protection One Investments, Inc. ("Protection One") (See
     Note 10), in October 1998, Heller made other amendments to the Renewed Credit Facility to conform the agreement with the transactions. The Renewed Credit Facility includes customary covenants including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of December 31, 1999. At December 31, 1999, there was approximately $4 million of availability under the Renewed Credit Facility

     Capital Lease Obligations. During 1997, the Company entered into a lease agreement for central station equipment, expiring in 2002. The lease has been capitalized in accordance with generally accepted accounting principles using an interest rate of 10.51%. The future minimum payments under this lease are disclosed in Note 8.

     Equipment Notes. Equipment notes payable and other relate to purchases of vehicles and equipment and the purchase of an account portfolio. Interest rates vary from 6.0% to 10.51%. The notes are repayable in monthly installment of principal and interest through 2001.

8.   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     Leased Facilities
     -----------------
     The Company leases its corporate headquarters from an affiliate which is owned by the principal shareholders of the Company. The Company's corporate headquarters occupies a 12,000 square foot building which houses its central monitoring facility located in Hollywood, Florida. The lease expires on December 31, 2002, but has a renewal option for an additional five years under the same terms and conditions. The annual rent is approximately $105,000, with annual increases commencing January 2000 not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party, in an arms length transaction.

     The Company leases space with Windbrook Realty in New York, New York. The lease expires in December 2004, with a renewal option for an additional five years under the same terms and conditions. The 3,500 square feet of leased space houses a central monitoring station, offices and warehouse facilities. The annual rent is approximately $91,000.

     The Company also leases office space in Miami and Tampa, Florida and in Staten Island, New York. The leases expire on various dates through July 2003 and most are renewable at the option of the Company.

     Future minimum payments under operating leases and capital leases (see Note
     7) are as follows:

                                                                Operating       Capital
                                                                ---------       -------
      2000                                                       $337,704     $177,959
      2001                                                        265,929      168,424
      2002                                                        252,003       31,626
      2003                                                        147,353       11,614
      2004                                                        102,600            -
                                                                        -            -
      Thereafter                                               ----------    ---------
                                                               $1,105,589      389,623
                                                               ==========
      Less interest                                                            (40,975)
                                                                             ---------
      Capital lease obligations reflected as current
        ($149,939) and non-current ($198,709)
        portions of long-term obligations                                     $348,648
                                                                             =========

9.   INCOME TAXES

     At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6.7 million, which begin to expire in 2010. The components of deferred tax assets and liabilities at December 31, 1999 are as follows:

      Deferred tax (liabilities) assets:
          Allowance for doubtful accounts - current                        $   211,697
          Difference in amortization of customer contracts                    (223,213)
          Net operating loss carryforwards                                   2,606,439
          Installation activity                                               (254,621)
          Inventory reserve                                                     17,550
          Other                                                                  4,233
                                                                        --------------
                                                                             2,362,085
          Less valuation allowance                                          (2,362,085)
                                                                        --------------
      Net deferred tax (liabilities) assets                                $         -
                                                                        ==============

     The Company's 1999 and 1998 losses have not been benefited for financial reporting purposes because it is more likely than not that the Company will be unable to generate sufficient future taxable income to offset such losses.

10.  SHAREHOLDERS' EQUITY

     In October and November 1997, the Company issued 2,500,000 shares of Class A Common Stock for $1.50 per share ($3,750,000 in the aggregate) and 1,875,000 newly authorized shares of Series A 9 3/4% Convertible Cumulative Preferred Stock for $2.00 per share ($3,750,000 in the aggregate) to Protection One. The proceeds of the $7,500,000 investment was used to reduce debt and for acquisitions.

     In February 1998, the Company issued 1,600,000 newly authorized shares of Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 ("Series B Preferred Stock") to Protection One, for $2.50 per share ($4,000,000 in the aggregate). The proceeds of the $4,000,000 investment was used in the acquisition of Mutual.

     Both issuances of the Preferred Stock paid quarterly preferred stock dividends. A total of 143,100 dividend shares of Series A Preferred Stock and 104,232 dividend shares of Series B Preferred Stock were issued in 1998.

     On October 21, 1998, Protection One exchanged 2,980,000 million shares of Class A Common Stock, 2,037,133 million shares of Series A Preferred Stock, (both of which were previously held by Western Resources, Inc. and contributed to Protection One in their merger), and 1,704,232 million shares of Series B Preferred Stock for 16,397 shares of Series C 7% Redeemable Cumulative Preferred Stock, par value $.001 ("Series C Preferred Stock"), of the Company. After giving effect to the transactions, Guardian had approximately 9.2 million shares of Common Stock outstanding including 634,035 shares of Class B Non-Voting Common Stock, par value $.001 per share. The Company has retired the Series A Preferred Stock and the Series B Preferred Stock, subsequent to the exchange transaction. Due to the redeemable nature of the Series C Preferred Stock, the capital will reside outside the stockholders' equity section in the mezzanine section of the balance sheet, following long-term debt. This treatment is consistent with the hybrid characteristics of the issue.

     The Series C Preferred Stock is non-voting and is redeemable on the sixth anniversary of the date of issuance at a liquidation value of $1,000 per share. Dividends are payable quarterly in cash and have been made each quarter since the issuance of the Series C Preferred Stock. The holders of Series C Preferred Stock have the right to optional redemption upon a Change in Control, as defined. At any time after issuance, the Company can elect to redeem the Series C Preferred Stock for a premium. Due to the redeemable nature of the Series C Preferred Stock, the capital will reside outside the stockholders' equity section in the mezzanine section of the balance sheet, following long-term debt. This treatment is consistent with the hybrid characteristics of the issue.

     Also on October 21, 1998, Protection One purchased 10,000 shares of Series D 6% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), of the Company for $10 million. The proceeds of the sale of the Series D Preferred Stock were used to pay down long-term debt.

     The holders of Series D Preferred Stock have no voting rights until such shares are converted into Class A Common Stock except that the holders of Series D Preferred Stock are allowed to vote on an as-converted basis with the holders of Class A Common Stock under the following circumstances: (i) until the third anniversary of the date of issuance, upon a Change in Control, as defined; (ii) or at any time the Series D Preferred Stock is outstanding, under an Event of Default, as defined. The holders of Series D Preferred Stock have no redemption rights except upon a Change in Control. After the third anniversary of issuance, the Company can elect to redeem the Series D Preferred Stock for a premium.

     In accordance with the Stock Repurchase Program authorized by the Board of Directors in October 1998, the Company purchased 197,800 shares of its Class A Common Stock, during the year ended December 31, 1999. In accordance with Florida securities law, the shares were concurrrently retired. The treasury shares acquired in connection with the October 1998 investment by Protection One have also been retired. The excess of the cost of the treasury shares over issuance price of the retired shares resulted in a charge to accumulated deficit

11.  STOCK OPTIONS

     During 1999, the Company issued options to purchase shares of common stock at exercise prices ranging from $0.69 to $0.81 per share, which equals fair value on the dates of grant, to various employees and two directors. The options are exercisable on a pro rata basis on the anniversary dates of the agreements under which they were granted.

     On December 14, 1998, the Company canceled 375,000 of options held by certain members of management, other senior employees and directors (the "option holders"). Such options had been issued in 1997 and 1998 with exercise prices ranging from $1.95 to $3.25 per share. On the same date, 375,000 new options were issued to the option holders with an exercise price of $0.84 per share, being the market price of the Company's stock on such date. There were no other changes to the terms of these options.

     The following is a summary of stock option activity for the years ended December 31, 1999 and 1998:

                                                           Weighted Average
                                               Option           Exercise
                                               Shares            Price
                                               ------            -----
     Outstanding at December 31, 1997            474,720         $2.08
        Granted                                  703,902         $1.77
        Cancelled                               (375,000)        $2.41
                                            ------------
     Outstanding at December 31, 1998            803,622         $1.66
        Granted                                  241,500         $0.73
        Cancelled                                      -             -
                                            ------------
     Outstanding at December 31, 1999          1,045,122         $1.44
                                            ============

     Exercisable at 12/31/98                     369,720         $1.84
                                                 =======
     Exercisable at 12/31/99                     503,833         $1.59
                                                 =======

     The following table summarizes stock options outstanding and exercisable at December 31, 1999:

                                                                               Weighted Average         Weighted
                            Range of         Number of         Number of           Remaining             Average
                            Exercise          Options           Options       Contractual Life in       Exercise
        Description          Price          Outstanding       Exercisable            Years                Price
        -----------         --------        -----------       -----------            -----              --------
     1995 options            $2.00            174,720           174,720                1                 $2.00
     1997 options            $2.50            100,000           100,000                2                 $2.50
     1997 options            $0.84            200,000           120,000                8                 $0.84
     1998 options            $0.84            175,000            50,000                8                 $0.84
     1998 options            $1.73             53,902            10,780                9                 $1.73
     1998 options            $3.25            100,000            33,333                8                 $3.25
     1999 options            $0.81             75,000            15,000               10                 $0.81
     1999 options            $0.69            166,500                 -               10                 $0.69

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company, for options issued to employees, to either recognize expense for stock based award based on the fair value on the date of grant or provide footnote disclosure regarding the impact of such charges. The Company continues to account for employee stock options pursuant to APB No. 25. Accordingly, the Company does not record compensation costs unless the market price exceeds the exercise price on the date of the grant.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted, the pro forma net loss and net loss per common share for the years ended December 31, 1999 and 1998 would be as follows:

                                                              1999               1998
                                                              ----               ----
     Net loss applicable to common shares:
         As reported                                      $(4,791,690)       $(3,084,678)
         Pro forma for SFAS No. 123                        (5,009,208)        (3,354,476)


     Net loss per common share:
         As reported                                           $(0.52)            $(0.28)
         Pro forma for SFAS No. 123                             (0.55)             (0.30)


     The weighted average fair value of options granted, estimated on the date of grant was $0.73 for the year ended December 31, 1999 and $1.27 for the year ended December 31, 1998. The fair value of options granted was estimated on the date of grant using the following weighted average assumptions:

                                                           Year Ended December 31,
                                                            1999             1998
                                                            ----             ----
     Dividend yield                                          0.00%            0.00%
     Expected stock price volatility                       121.41%          124.44%
     Risk free interest rate                                 6.27%            5.32%
     Expected option life                                 10 years         9.5 years


12.  401(k) SAVINGS PLAN

     The Company established a voluntary 401(k) Savings Plan (the "Plan") for its employees effective July 1, 1998. Employees who are over the age of 21 and have completed six months of service with the Company are eligible to participate in the Plan.

     The Company matches 10% of the first 4% of each employee's contribution. Participants have a choice of several investing options for their contributions and have sole direction over the investment of their contributions. The Company's contributions to the Plan for the years ended December 31, 1999 and 1998 were approximately $15,900 and $7,300, respectively.

13.  SEGMENT REPORTING

     Effective January 1, 1998, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in annual financial statements. It also established standards for related disclosures about products and services and geographic areas.

     For the years ended December 31, 1999 and 1998, the Company operated under a single reportable segment providing alarm monitoring services, and selling and installing alarm systems to residential and commercial customers in the United States. Accordingly, no further segment reporting beyond the consolidated financial statements is presented.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of December 31, 1999. A summary of the background and experience of each of these individuals is set forth following the table. Under the Company's by-laws, directors hold office for a period of one year, at which time the shareholders elect new directors. Further, under the Company's by-laws, directors hold office until their successors are elected and qualified.

   Name                            Age       Position
   Richard Ginsburg (1)            31        Chief Executive Officer, President, Director
   Harold Ginsburg (1)             66        Chairman of the Board of Directors
   Sheilah Ginsburg (1)            61        Secretary, Treasurer, Director
   Darius G. Nevin                 41        Vice President, Chief Financial Officer, Director
   William Remington               70        Director
   Terry Akins                     53        Chief Operating Officer, Vice President
   Douglas T. Lake                 49        Director
   David Heidecorn                 43        Director
   Joel A. Cohen                   59        Vice President, Director, President of Mutual
   Raymond L. Adams                70        Vice President of Mutual

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

Richard Ginsburg

         Mr. Ginsburg was a co-founder of Guardian and has been a Director of the Company since its inception. He has been President and Chief Executive Officer of Guardian since August 1996. He received a Bachelor of Science degree in communications from the University of Miami. He subsequently served as Central Station Manager of Guardsman Security from 1987 to 1990. Mr. Ginsburg then became Operations Manager for Alert Centre, Inc., another security alarm company, a position he filled from 1990 to 1992.

         Mr. Ginsburg does not hold directorships in any other reporting companies. Mr. Ginsburg is a director of Paradigm Direct, in which Western Resources, Inc., the parent company of Protection One, holds a significant minority ownership position.

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

Douglas T. Lake

         Mr. Lake has been a Director of the Company since April 1998. Mr. Lake is Executive Vice President and Chief Strategic Officer of Western Resources, Inc., an entity which, through its wholly owned subsidiary, maintains a material investment in the Company. Mr. Lake is also presently Chairman of the Board of Protection One, Inc. a publicly-held company. From 1995 to 1998, Mr. Lake was Senior Managing Director of Investment Banking with Bear Stearns & Company in New York City. Prior to 1995, he was Managing Director with Dillon Reed & Company in New York City. Mr. Lake holds a B.A. from Trinity College in Hartford, Connecticut and an M.B.A. from Amos Tuck School at Dartmouth.

         Mr. Lake also holds a directorship with Oneok, Inc, a publicly-held company.

William Remington

         Mr. Remington has been a director of the Company since 1996. Mr. Remington is a Canadian citizen and resident and for the past twenty-one years, has been the Director General of the Town of Hampstead, Quebec, Canada. In addition, Mr. Remington has participated in the design and installation of central monitoring stations for alarm monitoring companies located in Montreal, Canada; Kingston, Jamaica; London, England and Florida.

         Mr. Remington does not hold directorships in any other reporting companies.

David Heidecorn

         Mr. Heidecorn has been a director since May 1999. Mr. Heidecorn is the Chief Financial Officer of Catterton Partners, a growth equity fund. Mr. Heidecorn served as Executive Vice President, Chief Financial Officer and a director of Alarmguard Holdings, Inc. from 1992 until February 1999 when the company was sold to Tyco/ADT. From 1986 to 1992, Mr. Heidecorn was employed by GE Capital Corporation as a Vice President in the Leveraged Finance Group and a Senior Vice President for the Corporate Finance Group, where he led the Bankruptcy and Reorganization Finance activity for the Northeast. He received his B.A. in Economics from Lehigh University and his M.B.A. in Finance from Columbia University.

         Mr. Heidecorn does not hold directorships in any other reporting companies.

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

Raymond L. Adams

         Mr. Adams is Vice President of Mutual. He has served as Vice President of Mutual since January 1991. Mr. Adams holds a B.A. from Syracuse University.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of these filings and written representations from the directors and officers, one such filing was not timely made during the year ended December 31, 1999 by Mr. Harold Ginsburg, Mr. William Remington and Mrs. Sheilah Ginsburg.

Item 10.  Executive Compensation
--------------------------------

Executive Compensation

         The following sets forth certain information regarding the aggregate cash and other compensation paid to or earned by the executive officers of the Company.


                                                          Year        Salary            Bonus      Other
                                                          ----        ------            -----      -----
  Richard Ginsburg                                        1999        $128,890  (1)          -     $14,149  (2)
      President and CEO, Director                         1998         100,000               -      12,219
                                                          1997          91,985               -      10,800
  Darius G. Nevin                                         1999         135,000               -      13,492  (2)
      Vice President and Chief Financial Officer,         1998         135,537               -      12,084
      Director                                            1997          25,660  (3)          -         462
  Joel A. Cohen                                           1999         152,305          31,158      10,586  (2)
      Vice President, President and CEO of Mutual,        1998         135,577  (4)          -      10,928
      Director                                            1997               -               -           -
  Terry E. Akins                                          1999         142,500  (5)                 29,390  (2),(6)
      Chief Operating Officer, Vice President             1998         144,808  (5)                 12,559
                                                          1997          96,346                       7,089

(1) Mr. Ginsburg's annualized compensation was increased to $175,000 in September 1999.
(2) Included in other annual compensation are auto allowances and payments for medical insurance coverage.
(3) Mr. Nevin joined the Company in October 1997, with the execution of his employment agreement. The annualized compensation for 1997 for Mr. Nevin was $135,000.
(4) Mr. Cohen joined the Company in February 1998, with the execution of his employment agreement. The annualized compensation for 1998 for Mr. Cohen was $150,000.
(5) Mr. Akins joined the Company in May 1997, with the execution of his employment agreement. The annualized compensation for 1999, 1998 and 1997 for Mr. Akins was $150,000. Mr. Akins took extra vacation time in each year for which he was not compensated.
(6) Included in other annual compensation is amount related to incentive plan.

Compensation of Directors


         As compensation for serving as directors, Mssrs. Lake, Heidecorn and Remington received options to purchase 75,000 shares of Guardian Class A Common Stock. Mr. Lake received options in 1998 and Mssrs. Heidecorn and Remington received options in 1999. Mssrs. Remington and Heidecorn receive compensation of $1,000 for each meeting of the Board of Directors which they attend.


Options/SAR Grants in Last Fiscal Year

Individual Grants
                              Number of         Percent of Total
                             Securities           Options/SARs
                              Underlying          Granted to         Exercise of
                             Options/SARs         Employees in        SARs Price
           Name                Granted            Fiscal Year         ($/Share)       Expiration Date
           ----                -------           ---------------     -----------      ---------------
  David Heidecorn               75,000               31.1%              $0.81      May 12, 2009
  William Remington             75,000               31.1%              $0.69      September 13, 2009

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

         The following table sets forth information with respect to the beneficial ownership as of March 24, 2000 of Class A Common Stock by (i) each Director of the Company; (ii) the Chief Executive Officer; and (iii) all named directors and executive officers of the Company as a group. On March 24, 2000, there were 8,384,441shares of Class A Common Stock issued and outstanding.

                                                                       Amount and Nature of        Percent of
                                                                       ---------------------       ----------
     Name and Address of Beneficial Owner                             Beneficial Ownership (1)      Class (2)
     ------------------------------------                             --------------------          -----
     Harold and Sheilah Ginsburg (3), (4)                                     1,857,066               22.1

     Richard Ginsburg (3)                                                       695,996 (5)            8.3

     Darius G. Nevin (3)                                                        172,000 (5)            2.0

     William Remington (3)                                                            -                 *

     Douglas T. Lake (3)                                                         45,000 (6)             *

     Joel A. Cohen (7)                                                          238,009 (8)            2.8

     David Heidecorn (9)                                                         40,000 (10)            *

     All Directors and Executive Officers as a Group (11)                     3,624,840               43.2
          * Represents less than 1% of outstanding Voting Stock.

     (1) Each director and executive officer has sole voting and investment power with respect to the shares beneficially owned.
     (2) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares of Class A Common Stock which such person has the right to acquire on or within 60 days after March 24, 2000. For purposes of computing the percentage of the class of Class A Common Stock held by each person named above, any shares which such person has or has the right to acquire on or within 60 days after March 24, 2000 are deemed to be outstanding for such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
     (3) The address of such shareholder is c/o the Company, 3880 North 28th Terrace, Hollywood, Florida 33020-1118.
     (4) The shares of Harold and Sheilah Ginsburg are owned jointly as tenants by the entireties.
     (5) Includes 60,000 options which are immediately exercisable.
     (6) Comprised of 45,000 options which are immediately exercisable.
     (7) The address of such shareholder is c/o Mutual Central Alarm Services, Inc., 10 West 46th Street, New York, New York, 10036.
     (8) Comprised of 40,000 options which are immediately exercisable.
     (9) The address of such shareholder is c/o 9 Greenwich Office Park, Greenwich, Connecticut, 06830.
    (10) Includes 30,000 options which are immediately exercisable.
    (11) Includes Messrs. Harold Ginsburg, Richard Ginsburg, Nevin, Remington, Lake, Cohen, Heidecorn, Akins, Adams and Mrs. Ginsburg.

Security Ownership of Certain Beneficial Owners

         The following table sets forth information with respect to the beneficial ownership as of March 24, 2000 of any person (including any "group") known by the Company to be the beneficial owner of more than 5% of any class of stock.


                                                                                Amount and Nature of      Percent of
            Title of Class           Name and Address of Beneficial Owner       Beneficial Ownership (1)  Class (2)(3)
            --------------           ------------------------------------       ------------------------  ------------

     Preferred Stock (4)           Protection One (6)                                     10,725 (7)        100.0

     Class A Common Stock          Harold and Sheilah Ginsburg (8), (9)                1,857,066             22.1

     Class A Common Stock          Richard Ginsburg (8)                                  695,996 (10)         8.2

     Class A Common Stock          Rhonda Ginsburg (8)                                   629,245              7.5

     Class A Common Stock          Estate of Norman Rubin                                501,827              6.0

     Class B Non-Voting Common
     Stock (5)                     Heller (11)                                           634,035              7.0(12)

       (1) Unless otherwise indicated, the Company believes that each beneficial owner listed in the above table has sole voting and investment power with respect to the shares beneficially owned.
       (2) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares which such person has the right to acquire on or within 60 days of March 24, 2000. For purposes of computing the percentage of the class held by each person named above, any shares which such person has or has the right to acquire on or within 60 days after March 24, 2000 are deemed to be outstanding for such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
       (3) On a fully diluted basis as of March 24, 2000, Protection One holds 27.3%, Harold Ginsburg and Sheilah Ginsburg hold 14.2%, Richard Ginsburg holds 5.3%, Rhonda Ginsburg holds 4.8% and Heller holds 4.8% of the outstanding securities of the Company.
       (4) Shares of Preferred Stock are not convertible until at least the third anniversary of their issuance on October 21, 1998, at a rate of one share for 333.3333 shares of Class A Common Stock.
       (5) Class B Common Stock is immediately convertible into Class A Common Stock on a share-for-share basis at any time.
       (6) The address for Protection One is 818 S. Kansas Avenue, Topeka, Kansas, 66601. Protection One is the sole holder of all of the outstanding shares of Preferred Stock.
       (7) The amount includes stock dividends accumulated through March 24, 2000.
       (8) The address for such shareholder is c/o the Company, 3880 N. 28th Terrace, Hollywood, Florida, 33020-1118.
       (9) The shares of Harold and Sheilah Ginsburg are owned jointly as tenants by the entireties.
      (10) Includes 60,000 options which are immediately exercisable.
      (11) Heller is the sole holder of all of the outstanding shares of Class B Common Stock. The address for Heller is 500 West Monroe Street, Chicago, Illinois, 60661.
      (12) Represents the percent of outstanding shares of Common Stock.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         The Company leases its corporate headquarters from Guardian Investments, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company.

     The corporate headquarters occupies a 12,000 square foot building, which houses the Company's central monitoring station, offices and warehouse facilities, located at 3880 North 28 Terrace, Hollywood, Florida 33020. The telephone number is (954) 926-5200. The lease expires on December 31, 2002, but has a renewal option for an additional five years under the same terms and conditions. The annual rent is approximately $105,000, with annual increases not to exceed three percent (3%). The terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

Exhibits
--------

 3(i) Articles of Incorporation dated July 7, 1999 incorporated by reference to Exhibit 3(i) of the Company's Form 10-QSB filed August 13, 1999.
 3(ii)  Amended and Restated By-Laws of the Company dated March 2, 2000
 3(iii) Articles of Amendment to Articles of Incorporation of Guardian
        International, Inc. as filed with the Florida Secretary of State on March 9, 2000.
 4(a)   Specimen Stock Certificate incorporated by reference to Exhibit 4(a)
        of the Company's Form 10-QSB filed August 13, 1999.
10(a) Amended and Restated Loan and Security Agreement with Heller Financial, Inc. dated as of February 23, 1998, incorporated by reference to
        Exhibit 10(j) of the Company's Form 10-KSB filed March 31, 1998.
10(b) Stock Purchase Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(a) of the Company's Form 8-K filed as of
        March 10, 1998.
10(c)   Registration Rights Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(b) of the Company's Form 8-K filed as of March 10, 1998.
10(d) Escrow and Pledge Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(c) of the Company's Form 8-K filed as of March 10, 1998.
10(e) Employment Agreement with Joel A. Cohen dated as of February 1, 1998 incorporated by reference to Exhibit 10(d) of the Company's Form 8-K filed as of March 10, 1998.
10(f) Employment Agreement with Raymond L. Adams dated as of February 1, 1998 incorporated by reference to Exhibit 10(e) of the Company's Form 8-K filed as of March 10, 1998.
10(g) Asset Purchase Agreement effective as of March 9, 1998 incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed as of
        March 24, 1998.
10(h) Warranty Bill of Sale dated as of March 5, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed as of
        March 24, 1998.
10(i) Assignment and Assumption Agreement dated as of March 5, 1998 incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed as of March 24, 1998.
10(j) Guaranty Agreement dated as of March 9, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed as of March 24, 1998.
10(k)   Escrow Agreement date March 9, 1998 incorporated by reference to
        Exhibit 10(e) to the Company's Form 8-K filed as of March 24, 1998.
10(l) Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to Exhibit 10(f) to the Company's Form 8-K filed as of March 24, 1998.
10(m) Amendment to Registration Rights Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(gg) to the Company's
        Form 10-KSB filed as of March 31, 1998.
10(n) Stock Subscription Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(hh) to the Company's Form 10-KSB filed as of March 31, 1998.
10(o) Stock Purchase Agreement dated as of April 27, 1998, incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB filed as of August 14, 1998.
10(p) Employment Agreement with David Weston between Precision and the Company dated as of April 27, 1998, incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB filed as of August 14, 1998.
10(q) Indemnification Agreement between sellers of Precision and the Company dated April 27, 1998, incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed as of August 14, 1998.
10(r) Confidentiality, Noncompetition and Nonsolicitation Agreement with Alan Dubow dated April 27, 1998, incorporated by reference to Exhibit 10(d)
        to the Company's Form 10-QSB filed as of August 14, 1998.
10(s) Confidentiality, Noncompetition and Nonsolicitation Agreement with Richard Clark dated April 27, 1998, incorporated by reference to Exhibit 10(e) to the Company's Form 10-QSB filed as of August 14, 1998.
10(t) Confidentiality, Noncompetition and Nonsolicitation Agreement with Jeff Chivers dated April 27, 1998, incorporated by reference to Exhibit 10(f) to the Company's Form 10-QSB filed as of August 14, 1998.
10(u) Stock Purchase Agreement dated as of August 13, 1998, incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB filed as of November 16, 1998.
10(v) Escrow Agreement dated as of August 13, 1998, incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB filed as of November 16, 1998.
10(w) Employment Agreement between Vincent Monardo and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed as of November 16, 1998.
10(x)   Employment Agreement between Kevin Killea and the Company dated
        August 13, 1998, incorporated by reference to Exhibit 10(d) to the Company's Form 10-QSB filed as of November 16, 1998.
10(y) Employment Agreement between Michael Assenza and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(e) to the Company's Form 10-QSB filed as of November 16, 1998.
10(z)   Employment Agreement between Paul Ferrara and the Company dated
        August 13, 1998, incorporated by reference to Exhibit 10(f) to the Company's Form 10-QSB filed as of November 16, 1998.
10(aa) 1999 Stock Option Plan incorporated by reference to Exhibit A to the Company's Schedule 14-A filed as of May 27, 1999.
10(bb) Severance Agreement between Darius G. Nevin and the Company dated January 19, 2000.
10(cc) Severance Agreement between Richard Ginsburg and the Company dated January 19, 2000
10(dd) Non-Qualified Stock Option Agreement between Douglas T. Lake and the Company, effective April 28, 1998.
10(ee) Non-Qualified Stock Option Agreement between David Heidecorn and the Company, effective May 12, 1999.
10(ff) Non-Qualified Stock Option Agreement between William Remington and the Company, effective September 13, 1999.
10(gg) Stock Option Agreement between Richard Ginsburg and the Company, effective October 15, 1997.
10(hh) Stock Option Agreement between Darius G. Nevin and the Company, effective October 15, 1997.
10(ii) Stock Option Agreement between Joel Cohen and the Company, effective February 23, 1998.
10(jj) Stock Option Agreement between Raymond Adams and the Company, effective February 23, 1998.
 21     List of subsidiaries

Reports on Form 8-K
-------------------

     No reports were filed on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GUARDIAN INTERNATIONAL, INC.


                                    By: /s/RICHARD GINSBURG
                                        --------------------
                                        Richard Ginsburg
                                        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                                                Date
---------                             -----                                                ----
/s/HAROLD GINSBURG
------------------------------------  Chairman of the Board of Directors                   March 30, 2000
Harold Ginsburg

/s/RICHARD GINSBURG                   Director, President and Chief Executive Officer      March 30, 2000
------------------------------------
RICHARD GINSBURG

/s/DARIUS G. NEVIN                    Director, Vice President and Chief Financial         March 30, 2000
------------------------------------
DARIUS G. NEVIN

/s/SHEILAH GINSBURG                   Director, Secretary and Treasurer                    March 30, 2000
------------------------------------
SHEILAH GINSBURG