Form 10QSB
period 2000-03-31
GUARDIAN INTERNATIONAL INC
filed 2000-05-15
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

                  For the quarterly period ended March 31, 2000

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

         As of May 14, 2000, there were 8,384,441 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           Transitional Small Business Disclosure Format (Check one):

                                YES ____ NO _X__

                          GUARDIAN INTERNATIONAL, INC.

                                Table of Contents

                                                                                                  Page No.
                                                                                                  --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets as of March 31, 2000 and
                  December 31, 1999                                                                    1

                Consolidated Statements of Operations  for the Three Months
                  Ended March 31, 2000 and 1999                                                        2

                Consolidated Statement of Changes in Shareholders' Equity
                  for the Three Months Ended March 31, 2000                                            3

                Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2000 and 1999                                                        4

                Notes to Consolidated Financial Statements                                             5

Item 2.         Management's Discussion and Analysis                                                   8

PART II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                                      15


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    March 31,           December 31,
                                                                                                       2000                 1999
                                                                                                       ----                 ----
                                                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                                     $    378,607        $    578,034
     Accounts receivable, net of allowance for doubtful accounts of
       $575,046 and $549,356, respectively                                                            2,624,230           2,896,317
     Current portion of notes receivable                                                                 72,260              73,564
     Inventory                                                                                          530,467             458,385
     Other                                                                                              177,401             237,697
                                                                                                   ------------        ------------
          Total current assets                                                                        3,782,965           4,243,997

Property and equipment, net                                                                           4,299,159           4,101,810
Customer accounts, net                                                                               29,238,378          30,230,816
Goodwill and other intangible assets, net                                                             1,725,328           1,789,014
Notes receivable, less current portion                                                                   64,130              51,683
Deposits and other assets                                                                                89,863              90,273
                                                                                                   ------------        ------------
          Total assets                                                                             $ 39,199,823        $ 40,507,593
                                                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                                          $  3,532,083        $  3,632,094
    Current portion of unearned revenue                                                               3,279,186           3,230,957
    Current portion of long term obligations                                                            707,487             807,421
                                                                                                   ------------        ------------
          Total current liabilities                                                                   7,518,756           7,670,472
Unearned revenue, less current portion                                                                1,640,183           1,656,852
Long term obligations, less current portion                                                          10,545,408          10,608,280
                                                                                                   ------------        ------------
          Total liabilities                                                                          19,704,347          19,935,604

Redeemable preferred stock, 16,397 shares issued and outstanding                                     16,397,000          16,397,000

Shareholders' equity:
Preferred stock, $.001 par value, 30,000,000 shares authorized
   Series D preferred stock, 10,120 shares issued and outstanding                                            10                  10
Class A voting common stock, $.001 par value,  100,000,000 shares authorized,
   8,384,441 shares issued and outstanding                                                                8,385               8,385
Class B non-voting common stock, $.001 par value, 1,000,000 shares authorized,
   634,035 shares issued and outstanding                                                                    634                 634
Additional paid-in capital                                                                           19,510,194          19,516,784
Accumulated deficit                                                                                 (16,420,747)        (15,350,824)
                                                                                                   ------------        ------------
           Total shareholders' equity                                                                 3,098,476           4,174,989
                                                                                                   ------------        ------------
           Total liabilities and shareholders' equity                                              $ 39,199,823        $ 40,507,593
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

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   For the Three Months Ended
                                                                                               ----------------------------------

                                                                                             March 31,                    March 31,
                                                                                                2000                        1999
                                                                                                ----                        ----
Revenues:
     Monitoring                                                                              $ 3,117,339                $ 2,781,516
     Installation and service                                                                  1,795,133                  1,548,373
                                                                                             -----------                -----------
          Total revenues                                                                       4,912,472                  4,329,889
                                                                                             -----------                -----------

Operating expenses:
     Monitoring                                                                                  512,152                    533,233
     Installation and service                                                                  1,455,058                  1,198,319
     Selling, general and administrative                                                       1,807,509                  1,669,882
     Amortization of customer accounts                                                         1,232,234                  1,234,917
     Depreciation and amortization                                                               230,113                    190,680
                                                                                             -----------                -----------
          Total operating expenses                                                             5,237,066                  4,827,031
                                                                                             -----------                -----------

          Operating loss                                                                        (324,594)                  (497,142)

Interest and other                                                                               296,438                    255,696
                                                                                             -----------                -----------

          Net loss                                                                              (621,032)                  (752,838)

Preferred stock dividends                                                                        448,891                    434,627
                                                                                             -----------                -----------

          Net loss applicable to common stock                                                $(1,069,923)               $(1,187,465)
                                                                                             ===========                ===========

Loss per common share                                                                        $     (0.12)               $     (0.13)
                                                                                             ===========                ===========

Weighted average shares outstanding                                                            9,018,476                  9,216,276
                                                                                             ===========                ===========


              The accompanying notes are an integral part of these consolidated financial statements.


                          GUARDIAN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                              Series D             Common Stock           Common Stock
                                          Preferred Stock             Class A               Class B
                                          ---------------             -------               -------
                                         Shares     Amount      Shares      Amount     Shares     Amount
                                         ------     ------      ------      ------     ------     ------
Balance December 31, 1999                10,120   $     10      8,384,441   $ 8,385     634,035   $   634

  Equity issuance costs                    --         --             --        --          --        --
  Series C Preferred Stock Dividends       --         --             --        --          --        --
  Series D Preferred Stock Dividends       --         --             --        --          --        --
  Net loss                                 --         --             --        --          --        --
                                       --------   --------   ------------   -------   ---------   -------
Balance March 31, 2000                   10,120   $     10      8,384,441   $ 8,385     634,035   $   634
                                       ========   ========   ============   =======   =========   =======

[RESTUBBED TABLE]

                                        Additional
                                          Paid-in       Accumulated
                                          Capital         Deficit          Total
                                          -------         -------          -----
Balance December 31, 1999              $ 19,516,784    $(15,350,824)   $  4,174,989

  Equity issuance costs                      (6,590)           --            (6,590)
  Series C Preferred Stock Dividends           --          (286,948)       (286,947)
  Series D Preferred Stock Dividends           --          (161,943)       (161,944)
  Net loss                                     --          (621,032)       (621,032)
                                       ------------    ------------    ------------
Balance March 31, 2000                 $ 19,510,194    $(16,420,747)   $  3,098,476
                                       ============    ============    ============

               The accompanying notes are an integral part of this consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                                  For the Three Months Ended
                                                                                               -------------------------------

                                                                                                  March 31,               March 31,
                                                                                                    2000                    1999
                                                                                                    ----                    ----
Cash flows from operating activities:
     Net loss                                                                                    $  (621,032)           $  (752,838)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depreciation and amortization                                                              230,113                190,680
          Amortization of customer accounts                                                        1,232,234              1,234,917
          Amortization of capitalized installation costs                                             301,316                222,839
          Amortization of deferred financing costs                                                    17,862                 64,431
          Provision for doubtful accounts                                                            129,028                118,850
          Provision for inventory losses                                                                --                   15,000
     Changes in assets and liabilities, net of acquisitions:
          Accounts receivable                                                                        143,059               (163,791)
          Deposits and other assets                                                                  (26,044)               (58,542)
          Accounts payable and accrued expenses                                                     (261,954)                89,780
          Unearned revenue                                                                            31,560                137,228
                                                                                                 -----------            -----------
               Net cash provided by operating activities                                           1,176,142              1,098,554
                                                                                                 -----------            -----------

Cash flows from investing activities:
     Purchase of fixed assets                                                                       (378,113)              (536,688)
     Purchase and placement of customer accounts                                                    (541,112)              (611,977)
                                                                                                 -----------            -----------
               Net cash used in investing activities                                                (919,225)            (1,148,665)
                                                                                                 -----------            -----------

Cash flows from financing activities:

     Payments of long term obligations                                                              (795,701)              (175,752)
     Proceeds from line of credit                                                                    632,895                425,517
     Payment of  equity issuance costs                                                                (6,590)                (3,141)
     Payment of Series C Preferred Stock cash dividends                                             (286,948)              (229,558)
                                                                                                 -----------            -----------
               Net cash provided by (used in) financing activities                                  (456,344)                17,066
                                                                                                 -----------            -----------

               Net decrease in cash and cash equivalents                                            (199,427)               (33,045)

Cash and cash equivalents, beginning of period                                                       578,034                865,857
                                                                                                 -----------            -----------
Cash and cash equivalents, end of period                                                         $   378,607            $   832,812
                                                                                                 ===========            ===========

Supplemental disclosures:
     Interest paid                                                                               $   437,557            $   231,689
Non cash investing and financing activities:
    Contract holdbacks applied against accounts written off                                            3,972                 13,290


              The accompanying notes are an integral part of these consolidated financial statements.


                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements of Guardian International, Inc. ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB.

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

     Monitoring/Service Revenue. Customers are billed for monitoring and maintenance services primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Unearned revenues result from billings in advance of performance of services. Contracts for monitoring services are generally for an initial non-cancelable term of three to five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

     Reclassification
     ----------------
     Certain 1999 amounts in the consolidated financial statements have been reclassified to conform to the 2000 presentation.

2.   PROPERTY AND EQUIPMENT, NET

     During the three months ended March 31, 2000, the Company expended approximately $378,000 for the purchase of fixed assets, including subscriber premises equipment approximating $253,000.

                          GUARDIAN INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3.       CUSTOMER ACCOUNTS, NET

         The following is an analysis of the changes in acquired customer accounts:

                                                                   Three Months Ended        Year Ended
                                                                       March 31,            December 31,
                                                                          2000                  1999
                                                                          ----                  ----
         Balance, beginning of period                                $30,230,816           $ 31,552,324
            Purchase of customer accounts from dealers                   209,079              2,819,205
            Internally generated accounts                                336,005              1,774,330
            Charges against contract holdbacks                            (3,972)               (25,076)
            Amortization of capitalized installation costs              (301,316)            (1,016,836)
            Amortization of customer accounts                         (1,232,234)            (4,873,131)
                                                                     -----------           ------------
         Balance, end of period                                      $29,238,378           $ 30,230,816
                                                                     ===========           ============


     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $322,873 and $297,881 at March 31, 2000 and December 31, 1999, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net, consist of the following:

                                                                Amortization          March 31,         December 31,
                                                                   Period                2000              1999
                                                                   ------                ----              ----
     At cost:
        Goodwill                                                   10 years          $ 1,943,211       $ 1,943,211
        Deferred financing costs                                   3 years               812,667           812,667
        Covenant not to compete and other                        5 - 10 years            446,094           442,569
                                                                                     -----------       -----------
                                                                                       3,201,972         3,198,447
     Accumulated amortization                                                         (1,476,644)       (1,409,433)
                                                                                     -----------       -----------
                                                                                     $ 1,725,328       $ 1,789,014
                                                                                     ===========       ===========


5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                               March 31,       December 31,
                                                 2000              1999
                                                 ----              ----

     Trade accounts payable                  $  783,119        $  578,660
     Contract holdbacks                         322,873           297,881
     Preferred dividends payable              1,054,323           892,380
     Accrued expenses                         1,371,768         1,863,173
                                             ----------        ----------
                                             $3,532,083        $3,632,094
                                             ==========        ==========

                          GUARDIAN INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6.       LONG TERM OBLIGATIONS

     Long term obligations consist of the following:

                                                                    March 31,        December 31,
                                                                      2000              1999
                                                                      ----              ----
     Credit facility with financial institution                    $10,355,629       $10,338,757
     Capital lease obligations                                         312,630           348,648
     Equipment notes payable and other                                 584,636           728,296
                                                                   -----------       -----------
                                                                    11,252,895        11,415,701
     Less-current portion                                             (707,487)         (807,421)
                                                                   -----------       -----------
                                                                   $10,545,408       $10,608,280
                                                                   ===========       ===========

     Under the Renewed Credit Facility, borrowings bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At March 31, 2000, the debt was bearing interest at varying rates. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of March 31, 2000. At March 31, 2000, $5 million was available under the Renewed Credit Facility.

Item 2.  Management's Discussion and Analysis

Introductory Note

FORWARD-LOOKING STATEMENTS.

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve risks and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. Information with respect to these risks and uncertainties is included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

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

         The Company has never had any net income and has a history of consistent and sometimes significant net losses. The Company has two core strategies: (1) generating monitoring contracts through its own sales and installation efforts, and (2) acquiring alarm monitoring contracts. The Company is exploring a third core strategy of direct investments in companies offering related and unrelated technology and services. The first core strategy requires a cost infrastructure that results in lower operating margins than are achievable by companies that only acquire and service alarm monitoring contracts. In order to pursue the second core strategy of acquiring alarm monitoring contracts, the Company has chosen to issue yield-bearing instruments (such as senior debt or preferred stock). The Company's present amortization policy for those acquired contracts results in significant amortization costs. The issuance of yield-bearing instruments results in related interest and dividend expense. The Company believes that these strategies, which emphasize creating long-term value over short-term net income, will result in the Company's recording of net losses until such time as (i) the Company's cash flow from its increased customer base allows it to reduce significantly its indebtedness and related interest costs; and (ii) the Company's amortization expense, through the passage of time and recognition of account losses, is reduced.

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

         The Company's objective is to provide residential and commercial security services to an increasing number of subscribers. The Company's growth strategy is to enhance its position in the security alarm monitoring industry in Florida and in the Metropolitan New York City area by increasing the number and density of subscribers for whom it provides services. The Company is pursuing this strategy through a growth plan involving incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets and growth in the Company's existing markets through referrals and traditional local marketing. The Company believes that increasing the number and density of its subscribers will help it to achieve economies of scale and enhance its results of operations. The Company also regularly reviews opportunities for expanding its operations into other large metropolitan markets.

Key Operating Measures

         The Company believes that EBITDA, MRR, and MRR attrition are key measurements of performance in the security monitoring industry.

         EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor of cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the three months ended March 31, 2000 and 1999:

                                                         Three Months Ended
                                                         ------------------
                                                             March 31,
                                                             ---------
                                                       2000              1999
                                                       ----              ----
                                                           (Unaudited)

  Net loss                                          $ (621,032)      $ (752,838)
  Plus:
     Amortization of customer contracts              1,232,234        1,234,917
     Depreciation and amortization                     230,113          190,680
     Interest expense and other                        296,438          255,696
                                                    ----------      -----------

        EBITDA                                      $1,137,753      $   928,455
                                                    ==========      ===========

         Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive under monitoring and service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of acquisition, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of acquired customers accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with generally accepted accounting principles. MRR at March 31, 2000 and 1999 was approximately $1,063,000 and $935,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference between gross MRR lost as the result of canceled subscriber accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the twelve months ended March 31, 2000 and 1999 was less than 10%, on an annualized basis.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated for consolidated operations.

                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                           2000       1999
                                                           ----       ----

Revenues
   Monitoring                                              63.5       64.2
   Installation and service                                36.5       35.8
                                                          -----      -----
Total revenues                                            100.0      100.0

Operating expenses
   Monitoring                                              10.4       12.3
   Installation and service                                29.6       27.7
   Selling, general and administrative                     36.8       38.6
                                                          -----      -----
                                                           76.8       78.6

Income before interest expense, amortization and depreciation

Interest expense and other                                  6.0        5.9
Amortization of customer contracts                         25.1       28.5
Depreciation and amortization                               4.7        4.4
                                                          -----      -----
                                                           35.8       38.8

Net loss                                                  (12.6)     (17.4)
                                                          =====      =====

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Revenue. Total revenues for the three months ended March 31, 2000 increased 13.5% to approximately $4.9 million from approximately $4.3 million during the corresponding period in the prior year. Monitoring revenues for the three months ended March 31, 2000 increased to approximately $3.1 million, or 12%, from approximately $2.8 million during the corresponding period of the prior year. Installation and service revenues for the three months ended March 31, 2000 increased by 16% to approximately $1.8 million, compared to approximately $1.5 million during the corresponding period of the prior year. Total retail subscribers approximated 26,200 at March 31, 2000, compared to 22,700 at March 31, 1999, a net increase of 15%. The increase in monitoring revenues and number of subscribers in the first quarter of 2000 from the first quarter of 1999 is attributable to the Company's installation activity and to the purchase of accounts in the latter part of 1999. The increase in installation and service revenues in the first quarter of 2000 compared to the prior year's quarter is a result of the Company's increased efforts in internal installation activity.

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2000 increased 11% to approximately $3.8 million, compared to approximately $3.4 million during the corresponding period in the prior year. Monitoring expenses decreased 4% to approximately $512,000, compared to approximately $533,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the three months ended March 31, 2000, monitoring expenses were 16%, compared to 19% during the corresponding period in the prior year. The decrease in monitoring costs was a result of cost efficiencies which included the transfer of outside monitored accounts to the Company's monitoring facilities. Installation and service costs during the three months ended March 31, 2000 increased by 21% to approximately $1.5 million, compared to approximately $1.2 million during the corresponding period in the prior year. Installation and service costs were 81% of related revenues during the three months ended March 31, 2000, compared to 77% during the corresponding period in the prior year, because the Company derived a larger percentage of sales from lower revenue / higher cost sales to homeowners and builders in the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 13% to approximately $2.9 million during the three months ended March 31, 2000, compared to approximately $2.6 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 16% to approximately $2.6 million during the three months ended March 31, 2000, compared to approximately $2.2 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1999 acquisitions of monitored accounts for which the incremental costs to monitor are lower than the Company's average cost in 1999, as well as more efficient operations. Gross profit from installation and service activities decreased to approximately $340,000 during the three months ended March 31, 2000, from approximately $350,000 during the corresponding period in the prior year, partly due to the costs associated with the increased efforts in the Company's internal installations operations.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") increased by 8% to approximately $1.8 million during the three months ended March 31, 2000, compared to approximately $1.7 million during the corresponding period in the prior year. The increase in SG&A costs in 2000 from 1999 is related primarily to additional personnel and resources necessary to service the Company's growing customer base.

         Amortization of Customer Contracts. Amortization of customer contracts decreased by less than 1%, remaining at approximately $1.2 million during the three months ended March 31, 2000, compared to the corresponding period in the prior year. This steady amortization expense can be mostly attributed to the fact that account portfolio purchases have been in proportion to account write-offs. Costs of acquired contracts are amortized over 10 years, unless a contract is canceled and not replaced by the corresponding independent alarm company, in which case the remaining unamortized balance is written off as a charge to amortization expense.

         Depreciation and Amortization. Depreciation and amortization increased by 21% to approximately $230,000 during the three months ended March 31, 2000, compared to approximately $191,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $5.8 million at March 31, 2000 from approximately $5.4 million at March 31, 1999) and the amortization of certain other intangible assets.

         Interest Expense and Other. Interest expense and other increased 16% to approximately $296,000 during the three months ended March 31, 2000, compared to approximately $256,000 during the corresponding period in the prior year. The increase in interest expense resulted from increased borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility increased to approximately $10.4 million at March 31, 2000 from approximately $6.4 million at March 31, 1999.

         Net Loss. Net loss applicable to common stock for the three months ended March 31, 2000 was approximately $(1.1) million, or $(0.12) per share, compared to a net loss of approximately $(1.2) million, or $(0.13) per share, during the corresponding period of the prior year.

Liquidity and Capital Resources

         As of March 31, 2000, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of (1) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (2) recurring revenue from its security monitoring customer base, which generated $1.1 million of EBITDA in the three months ended March 31, 2000. At March 31, 2000, there was $5.0 million of availability under the Renewed Credit Facility. Cash flow from operating activities was $1.2 million for the three months ended March 31, 2000.

         Capital Resources. The Renewed Credit Facility expires in May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection to the October 1998 investment by Protection One Investments, Inc. (see Note 10 to the Company's Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999), Heller consented to amendments to conform the agreement with the transactions. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of March 31, 2000.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         Liquidity. Net cash provided by operating activities during the three months ended March 31, 2000 was approximately $1.2 million. The Company incurred a net loss of approximately $621,000 during such period; however, included in such loss was non-cash depreciation and amortization expense, amortization of customer contracts expense, amortization of capitalized installation costs and amortization of deferred financing costs totaling approximately $1.8 million and a bad debt provision of approximately $129,000. Other operating cash flows included cash inflows of approximately $175,000 related to increases in accounts receivable and unearned revenue and cash outflows of approximately $288,000 related to other assets and net decreases in liabilities.

         Net cash used in investing activities was approximately $919,000 during the three months ended March 31, 2000 and was comprised of approximately $541,000 used in the purchase and placement of customer accounts and the purchases of fixed assets of approximately $378,000 which includes equipment under lease at customer premises of approximately $253,000.

         Net cash used in financing activities was approximately $456,000 during the three months ended March 31, 2000, consisting primarily of repayments to Heller and other long-term debt of approximately $796,000, payment of cash dividends on preferred stock of approximately $287,000, and costs related to the issuance of equity securities of approximately $7,000. These payments were offset by proceeds under borrowings from Heller of approximately $612,000. The Company's cash balance was $378,607 as of March 31, 2000.

         Total shareholders' equity was $3,098,476 at March 31, 2000, decreasing by a net amount of $1,076,513 during the three months ended March 31, 2000. The net decrease resulted from the payment and accrual of dividends on the Company's preferred stock of approximately $449,000 and the net loss of approximately $621,000.

         Affiliation with Western Resources, Inc. As discussed in the Company's 1999 Form 10-KSB, in Part I, Item I "1999 Developments", Western Resources, Inc. indirectly holds a significant investment in the Company.

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

Item 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits

Exhibit No.        Description

  3(i) Articles of Incorporation dated July 7, 1999 incorporated by reference to Exhibit 3(i) of the Company's Form 10-QSB filed August 13, 1999.
  3(ii) Amended and Restated By-Laws of the Company dated March 2, 2000 incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB filed March 30, 2000.
  3(iii) Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed with the Florida Secretary of State on March 9, 2000 incorporated by reference to Exhibit 3(iii) of the Company's Form 10-KSB filed March 30, 2000.
  4(a)             Specimen Stock Certificate incorporated by reference to
                   Exhibit 4(a) of the Company's Form 10-QSB filed August 13, 1999.
 10(a) Amended and Restated Loan and Security Agreement with Heller Financial, Inc. dated as of February 23, 1998, incorporated by reference to Exhibit 10(j) of the Company's Form 10-KSB filed March 31, 1998.
 10(b) Stock Purchase Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(a) of the Company's Form 8-K filed as of March 10, 1998.
 10(c) Registration Rights Agreement dated as of February 23, 1998 incorporated by reference to 10(b) of the Company's Form 8-K filed as of March 10, 1998.
 10(d) Escrow and Pledge Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(c) of the Company's Form 8-K filed as of March 10, 1998.
 10(e) Employment Agreement with Joel A. Cohen dated as of February 1, 1998 incorporated by reference to Exhibit 10(d) of the Company's Form 8-K filed as of March 10, 1998.
 10(f) Employment Agreement with Raymond L. Adams dated as of February 1, 1998 incorporated by reference to Exhibit 10(e) of the Company's Form 8-K filed as of March 10, 1998.
 10(g) Asset Purchase Agreement effective as of March 9, 1998 incorporated by reference to Exhibit 10(a) of the Company's Form 8-K filed as of March 24, 1998.
 10(h) Warranty Bill of Sale dated as of March 5, 1998 incorporated by reference to Exhibit 10(b) of the Company's Form 8-K filed as of March 24, 1998.
 10(i) Assignment and Assumption Agreement dated as of March 5, 1998 incorporated by reference to Exhibit 10(c) of the Company's Form 8-K filed as of March 24, 1998.
 10(j) Guaranty Agreement dated as of March 9, 1998 incorporated by reference to Exhibit 10(d) of the Company's Form 8-K filed as of March 24, 1998.
 10(k) Escrow Agreement date March 9, 1998 incorporated by reference to Exhibit 10(e) to the Company's Form 8-K filed as of March 24, 1998.
 10(l) Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to Exhibit 10(f) of the Company's Form 8-K filed as of March 24, 1998.

 10(m) Amendment to Registration Rights Agreement dated as of February 23, 1998, incorporated reference to Exhibit 10(gg) to the Company's Form 10-KSB filed as of March 31, 1998.
 10(n) Stock Subscription Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(hh) to the Company's Form 10-KSB filed as of March 31, 1998.
 10(o) Stock Purchase Agreement dated as of April 27, 1998, incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB filed as of August 14, 1998.
 10(p) Employment Agreement with David Weston between Precision and the Company dated as of April 27, 1998, incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB filed as of August 14, 1998.
 10(q) Indemnification Agreement between sellers of Precision and the Company dated April 27, 1998, incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed as of August 14, 1998.
 10(r) Confidentiality, Noncompetition and Nonsolicitation Agreement with Alan Dubow dated April 27, 1998, incorporated by reference to Exhibit 10(d) to the Company's Form 10-QSB filed as of August 14, 1998.
 10(s) Confidentiality, Noncompetition and Nonsolicitation Agreement with Richard Clark dated April 27, 1998, incorporated by reference to Exhibit 10(e) to the Company's Form 10-QSB filed as of August 14, 1998.
 10(t) Confidentiality, Noncompetition and Nonsolicitation Agreement with Jeff Chivers dated April 27, 1998, incorporated by reference to Exhibit 10(f) to the Company's Form 10-QSB filed as of August 14, 1998.
 10(u) Stock Purchase Agreement dated as of August 13, 1998, incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB filed as of November 16, 1998.
 10(v) Escrow Agreement dated as of August 13, 1998, incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB filed as of November 16, 1998.
 10(w) Employment Agreement between Vincent Monardo and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed as of November 16, 1998.
 10(x) Employment Agreement between Kevin Killea and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(d) to the Company's Form 10-QSB filed as of November 16, 1998.
 10(y) Employment Agreement between Michael Assenza and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(e) to the Company's Form 10-QSB filed as of November 16, 1998.
 10(z) Employment Agreement between Paul Ferrara and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(f) to the Company's Form 10-QSB filed as of November 16, 1998.
 10(aa) 1999 Stock Option Plan incorporated by reference to Exhibit A to the Company's Schedule 14-A filed as of May 27, 1999.
 10(bb) Severance Agreement between Darius G. Nevin and the Company dated January 19, 2000.
 10(cc) Severance Agreement between Richard Ginsburg and the Company dated January 19, 2000.
 10(dd) Non-Qualified Stock Option Agreement between Douglas T. Lake and the Company, effective April 28, 1998.

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

 27                Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         1. No reports were filed on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES
                                   ----------

     In accordance with Section 12 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GUARDIAN INTERNATIONAL, INC.


                                  By: /s/ DARIUS G. NEVIN
                                      ----------------------
                                      Darius G. Nevin
                                      Chief Financial Officer and Vice President

                                      Date: May 15, 2000

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

27                 Financial Data Schedule (for SEC use only)