Form 10QSB
period 2000-06-30
GUARDIAN INTERNATIONAL INC
filed 2000-08-15
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

                  For the quarterly period ended June 30, 2000


[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                For the transition period from ______ to _______

                         Commission File Number 0-28490

                          GUARDIAN INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                  Florida                             58-1799634
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
             incorporation or                       organization)

    3880 N. 28 Terrace Hollywood, Florida 33020          (954) 926-5200
     (Address of principal executive offices)     (Issuer's telephone number)




         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 14, 2000, there were 8,096,441 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           Transitional Small Business Disclosure Format (Check one):

                               YES [ ]    NO  [X]


                          GUARDIAN INTERNATIONAL, INC.

                                Table of Contents

                                                                                                  Page No.
                                                                                                  --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial  Statements

                Consolidated Balance Sheets as of June 30, 2000 and
                     December 31, 1999                                                                 1

                Consolidated Statements of Operations  for the Three and Six
                     Months Ended  June 30, 2000 and 1999                                              2

                Consolidated Statement of Changes in Shareholders' Equity
                     for the Six Months Ended June 30, 2000                                            3

                Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2000 and 1999                                                      4

                Notes to Consolidated Financial Statements                                             5

Item 2.         Management's Discussion and Analysis                                                   8

PART II         OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                                   16

Item 6.         Exhibits and Reports on Form 8-K                                                      17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,        December 31,
                                                                                        2000             1999
                                                                                   ----------------  -------------
                                                                                     (Unaudited)
ASSETS
Current assets
       Cash                                                                          $    429,188    $    578,034
       Accounts receivable, net of allowance for doubtful accounts
             of $504,465 and $549,356, respectively                                     2,216,038       2,896,317
       Current portion of notes receivable                                                 63,543          73,564
       Inventory                                                                          653,155         458,385
       Other                                                                              182,836         237,697
                                                                                     ------------    ------------
             Total current assets                                                       3,544,760       4,243,997


Property and equipment, net                                                             4,588,910       4,101,810
Customer accounts, net                                                                 28,194,095      30,230,816
Goodwill and other intangible assets, net                                               1,808,137       1,789,014
Notes receivable, less current portion                                                     68,089          51,683
Deposits and other assets                                                                  92,204          90,273
                                                                                     ------------    ------------
       Total assets                                                                  $ 38,296,195    $ 40,507,593
                                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable and accrued expenses                                         $  3,901,578    $  3,632,094
       Current portion of unearned revenue                                              2,702,836       3,230,957
       Current portion of debt                                                            582,931         807,421
                                                                                     ------------    ------------
             Total current liabilities                                                  7,187,345       7,670,472
Unearned revenue, less current portion                                                  1,635,118       1,656,852
Long term obligations, less current portion                                            10,717,329      10,608,280
                                                                                     ------------    ------------
       Total liabilities                                                               19,539,792      19,935,604

Redeemable preferred stock, 16,397 shares issued and outstanding                       16,397,000      16,397,000

Shareholders' equity:
       Preferred stock, $.001 par value, 30,000,000 shares authorized                          11              10
             Series D preferred stock, 10,725 and 10,120 shares issued
             and outstanding, at June 30, 2000 and December 31, 1999, respectively
       Class A voting common stock, $.001 par value, 100,000,000 shares                     8,097           8,385
             authorized, 8,096,441 and 8,384,441 shares issued and
             and outstanding, at June 30, 2000 and December 31, 1999, respectively
       Class B non-voting common stock, $.001 par value, 1,000,000 shares                     634             634
             authorized, 634,035 shares issued and outstanding
       Additional paid-in capital                                                      20,087,115      19,516,784
       Accumulated deficit                                                            (17,736,454)    (15,350,824)
                                                                                     ------------    ------------
          Total shareholders' equity                                                    2,359,403       4,174,989
                                                                                     ------------    ------------
          Total liabilities and shareholders' equity                                 $ 38,296,195    $ 40,507,593
                                                                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                 GUARDIAN INTERNATIONAL, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                         (Unaudited)

                                              For the Three Months Ended      For the Six Months Ended
                                                       June 30,                        June 30,
                                           ------------------------------   ----------------------------
                                               2000             1999            2000            1999
                                           ------------     -------------   ------------    ------------
Revenue
     Monitoring                            $  3,173,471     $  2,854,558    $  6,290,810    $  5,636,074
     Installation and service                 1,829,754        1,693,209       3,624,887       3,241,582
                                           ------------     ------------    ------------    ------------
        Total revenues                        5,003,225        4,547,767       9,915,697       8,877,656
                                           ------------     ------------    ------------    ------------

Operating costs

     Monitoring                                 488,335          498,695       1,000,487       1,031,928
     Installations and service                1,500,132        1,317,906       2,955,190       2,516,225
     Selling, general and administrative      1,856,586        1,886,730       3,664,095       3,556,612
     Amortization of customer accounts        1,231,087        1,180,388       2,463,321       2,415,305
     Depreciation and amortization              312,320          181,064         542,433         371,744
                                           ------------     ------------    ------------    ------------
        Total operating expenses              5,388,460        5,064,783      10,625,526       9,891,814
                                           ------------     ------------    ------------    ------------

        Operating loss                         (385,235)        (517,016)       (709,829)     (1,014,158)

Interest and other                              301,864          260,520         598,302         516,216
                                           ------------     ------------    ------------    ------------

        Net loss                               (687,099)        (777,536)     (1,308,131)     (1,530,374)

Preferred stock dividends                       451,332          441,783         900,223         876,410
                                           ------------     ------------    ------------    ------------

     Net loss applicable to common stock   $ (1,138,431)    $ (1,219,319)   $ (2,208,354)   $ (2,406,784)
                                           ============     ============    ============    ============

Loss per common share                      $      (0.13)    $      (0.13)   $      (0.25)   $      (0.26)
                                           ============     ============    ============    ============

Weighted average shares outstanding           8,882,388        9,216,276       8,950,432       9,216,276
                                           ============     ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                       2


                          GUARDIAN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                            Series D               Common Stock             Common Stock
                                                         Preferred Stock              Class A                  Class B
                                                        Shares     Amount       Shares        Amount      Shares     Amount
                                                      ---------------------------------------------------------------------
                                                      ---------------------------------------------------------------------

     Balance at December 31, 1999                        10,120        $ 10      8,384,441     $  8,385    634,035  $  634
     Equity issuance costs
     Series C Preferred Dividends
     Series D Preferred Dividends                           605           1
     Purchase and retirement of treasury shares                                   (288,000)        (288)
     Net loss
                                                     ----------------------------------------------------------------------

     Balance at  June 30, 2000                           10,725        $ 11      8,096,441     $  8,097    634,035   $ 634
                                                     ======================================================================


(RESTUBBED TABLE)
                                                            Additional
                                                              Paid-in         Accumulated
                                                              Capital           Deficit            Total
                                                        -----------------------------------------------------
                                                        -----------------------------------------------------

    Balance at December 31, 1999                           $ 19,516,784     $ (15,350,824)     $  4,174,989
    Equity issuance costs                                        (6,590)                             (6,590)
    Series C Preferred Dividends                                                 (573,896)         (573,896)
    Series D Preferred Dividends                                605,433          (326,327)          279,107
    Purchase and retirement of treasury shares                  (28,512)         (177,276)         (206,076)
    Net loss                                                                   (1,308,131)       (1,308,131)
                                                        ----------------------------------------------------

    Balance at  June 30, 2000                              $ 20,087,115     $ (17,736,454)     $  2,359,403
                                                        ====================================================

The accompanying notes are an integral part of this consolidated financial statement.


                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                           For the Six Months       For the Six Months
                                                             Ended June 30,           Ended June 30,
                                                                  2000                     1999
                                                           ------------------       ------------------
Cash Flows from Operating Activities:
     Net Loss                                                 $(1,308,131)             $(1,530,374)
     Adjustments to reconcile net loss to net cash
     provided by / (used in) operating activities:
            Depreciation and amortization                         542,433                  371,744
            Amortization of customer accounts                   2,463,321                2,415,305
            Amortization of capitalized installation costs        615,159                  466,499
            Amortization of deferred financing costs               35,705                  128,861
            Provision for doubtful accounts                       290,776                  267,700
        Changes in assets and liabilities:
            Accounts receivable                                   420,503                 (424,289)
            Deposits and other assets                            (332,753)                 (83,206)
            Accounts payable and accrued liabilities              548,591                 (248,869)
            Unearned revenue                                     (549,855)                 387,281
                                                              -----------               ----------
            Net cash provided by operating activities           2,725,749                1,750,652
                                                              -----------               ----------

Cash Flows from Investing Activities:
     Purchase of fixed assets                                    (332,847)                (226,514)
     Purchase of security systems leased to customers            (597,986)                (647,149)
     Purchase and placement of customer accounts               (1,041,759)              (1,306,749)
                                                              -----------               ----------
            Net cash used in investing activities              (1,972,592)              (2,180,412)
                                                              -----------               ----------

Cash Flows from Financing Activities:
     Payments on debt obligations                              (1,914,425)                (345,601)
     Proceeds from line of credit                               1,798,984                  825,819
     Equity issuance costs                                         (6,590)                  (3,141)
     Acquisition of treasury shares                              (206,076)                      --
     Payment of cash dividends                                   (573,896)                (513,317)
                                                              -----------               ----------
            Net cash used in financing activities                (902,003)                 (36,240)
                                                              -----------               ----------

            Net decrease in cash and cash equivalents            (148,846)                (466,000)

Cash and cash equivalents, beginning of period                    578,034                  865,857
                                                              -----------               ----------

Cash and cash equivalents, end of period                      $   429,188               $  399,857
                                                              ===========               ==========

Supplemental disclosure:
     Interest Paid                                            $   645,181               $  420,199

Non cash investing and financing activities:
     Contract holdbacks applied against accounts written off        7,943                   15,809

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

     Revenue Recognition
     -------------------
     Installation Revenue. In 1998, as a result of the acquisition of Mutual Central Alarm Services, Inc. ("Mutual"), the Company adopted a new accounting policy related to installation activity due to the nature of the high-end commercial installations performed by Mutual. The Company defers the excess of installation revenue over estimated selling costs and amortizes such difference over the initial term of the non-cancelable customer monitoring/service contract (generally over five years). Costs attributed to providing the installations, which include direct labor, direct materials and direct overhead, are capitalized and amortized over a five year period. All other costs associated with the installation are charged to income in the period when the installation occurs.

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

2.   PROPERTY AND EQUIPMENT, NET

     During the six months ended June 30, 2000, the Company expended approximately $931,000 for the purchase of fixed assets, including subscriber premises equipment approximating $598,000.

3.   CUSTOMER ACCOUNTS, NET

     The following is an analysis of the changes in acquired customer accounts:

                                                              Six Months
                                                                Ended                Year Ended
                                                            June 30, 2000        December 31, 1999
                                                           --------------        -----------------
     Balance, beginning of period                           $ 30,230,816            $ 31,552,324
           Purchase of customer accounts from dealers            276,432               2,819,205
           Internally generated accounts                         773,270               1,774,330
           Charges against contract holdbacks                     (7,943)                (25,076)
           Amortization of capitalized installation costs       (615,159)             (1,016,836)
           Amortization of customer accounts                  (2,463,321)             (4,873,131)
                                                            ------------            ------------
     Balance, end of period                                 $ 28,194,095            $ 30,230,816
                                                            ============            ============

     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $310,154 and $297,881 at June 30, 2000 and December 31, 1999, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net, consist of the following:


                                                      Amortization               June 30,              December 31,
                                                         Period                    2000                    1999
                                                     ---------------     --------------------    ---------------------
     At Cost
           Goodwill                                         10 years               $1,943,211               $1,943,211
           Deferred financing costs                          3 years                  962,667                  812,667
           Covenant not to compete and other            5 - 10 years                  446,094                  442,569
                                                                         ---------------------   ----------------------
                                                                                    3,351,972                3,198,447
           Accumulated Amortization                                                (1,543,835)              (1,409,433)
                                                                         ---------------------   ----------------------
                                                                                   $1,808,137               $1,789,014
                                                                         =====================   ======================

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                        June 30,               December 31,
                                                          2000                     1999
                                                  ---------------------    ---------------------
     Trade accounts payable                                 $1,027,374               $  578,660
     Contracts holdbacks                                       310,154                  297,881
     Preferred dividends payable                               613,274                  892,380
     Accrued expenses                                        1,950,776                1,863,173
                                                  ---------------------    ---------------------
                                                            $3,901,578              $ 3,632,094
                                                  =====================    =====================

6.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following:

                                                       June 30,              December 31,
                                                         2000                    1999
                                                 ---------------------   ---------------------
     Credit facility with financial institution           $10,478,885            $ 10,338,757
     Capital lease obligations                                309,301                 374,027
     Equipment notes payable and other                        512,074                 702,917
                                                 ---------------------   ---------------------
                                                          $11,300,260            $ 11,415,701
     Less : current portion                                  (582,931)               (807,421)
                                                 ---------------------   ---------------------
                                                          $10,717,329            $ 10,608,280
                                                 =====================   =====================

     Under the Renewed Credit Facility, borrowings bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At June 30, 2000, the debt was bearing interest at varying rates.

     In June 2000, the Renewed Credit Facility was amended to extend the expiration date to June 30, 2002 from May 31, 2001, for which the Company paid a renewal fee of $150,000. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection with the June 2000 amendment of the Renewed Credit Facility, the "Borrowing Base" limitation relating to earnings before interest, taxes, depreciation, and amortization ("EBITDA") was increased to 4.0 times EBITDA from 3.5 times EBITDA. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of June 30, 2000. At June 30, 2000, $8.1 million was available under the Renewed Credit Facility.

7.   RECENT PRONOUNCEMENTS

     The SEC staff has recently issued Staff Accounting Bulletin No. 101 Revenue Recognition, which further clarifies existing accounting literature on the timing and substance of recognizing an organization's revenues. SAB 101 is required to be adopted by registrants no later than the fourth quarter of 2000. Management believes that based on its understanding of the SEC staff's current interpretation of SAB 101, that the adoption of the pronouncement will have an impact on its financial statements and is currently assessing the dollar amount of such impact.

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

         EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor of cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the three and six months ended June 30, 2000 and 1999:

                                                         Three Months Ended                     Six Months Ended
                                                               June 30                               June 30
                                                  ----------------------------------    ----------------------------------
                                                       2000               1999               2000              1999
                                                  ---------------    ---------------    ---------------   ----------------
     Net loss                                        $  (687,099)        $ (777,536)       $(1,308,131)      $ (1,530,374)
     Plus :

          Amortization of customer contracts           1,231,087          1,180,388          2,463,321          2,415,305
          Depreciation and amortization                  312,320            181,064            542,433            371,744
          Interest expense and other                     301,864            260,520            598,302            516,216
                                                  ---------------    ---------------    ---------------   ----------------
              EBITDA                                 $ 1,158,172         $  844,436        $ 2,295,925       $  1,772,891
                                                  ===============    ===============    ===============   ================

         Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive for a month of service under monitoring and service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of acquisition, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of acquired customers' accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with generally accepted accounting principles. MRR at June 30, 2000 and 1999 was approximately $1,080,000 and $961,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference between gross MRR lost as the result of canceled subscriber accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the twelve months ended June 30, 2000 and 1999 was less than 10%, on an annualized basis.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated for consolidated operations.

                                                           For the Three Months Ended            For the Six Months
                                                                    June 30,                       Ended June 30,
                                                         -------------------------------     ----------------------------
                                                             2000              1999             2000            1999
                                                         --------------    -------------     -----------     ------------
     Revenue
          Monitoring                                             63.4%            62.8%           63.4%            63.5%
          Installation and service                               36.6%            37.2%           36.6%            36.5%
                                                         --------------    -------------     -----------     ------------
                 Total revenues                                 100.0%           100.0%          100.0%           100.0%

     Operating costs
          Monitoring                                              9.8%            11.0%           10.1%            11.6%
          Installation and service                               30.0%            29.0%           29.8%            28.4%
          Selling, general and administrative                    37.1%            41.4%           37.0%            40.0%
                                                         --------------    -------------     -----------     ------------
                                                                 76.9%            81.4%           76.9%            80.0%
                                                         --------------    -------------     -----------     ------------

     Income before interest expense, amortization and
          depreciation                                           23.1%            18.6%           23.1%            20.0%
                                                         --------------    -------------     -----------     ------------

     Interest expense                                             6.0%             5.7%            6.0%             5.8%
     Amortization of customer accounts                           24.6%            26.0%           24.8%            27.2%
     Depreciation and amortization                                6.2%             4.0%            5.5%             4.2%
                                                         --------------    -------------     -----------     ------------
                                                                 36.8%            35.7%           36.3%            37.2%
                                                         --------------    -------------     -----------     ------------

     Net loss                                                   (13.7%)          (17.1%)         (13.2%)          (17.2%)
                                                         ==============    =============     ===========     ============

Six months Ended June 30, 2000 Compared to Six months Ended June 30, 1999

         Revenue. Total revenues for the six months ended June 30, 2000 increased 12% to approximately $9.9 million from approximately $8.9 million during the corresponding period in the prior year. Monitoring revenues for the six months ended June 30, 2000 increased to approximately $6.3 million, or 12%, from approximately $5.6 million during the corresponding period of the prior year. Installation and service revenues for the six months ended June 30, 2000 increased by 12% to approximately $3.6 million, compared to approximately $3.2 million during the corresponding period of the prior year. Total retail subscribers approximated 26,400 at June 30, 2000, compared to 23,400 at June 30, 1999, a net increase of 13%. The increase in monitoring revenues and number of subscribers in the first half of 2000 from the first half of 1999 is attributable to the Company's installation activity and to the purchase of accounts in the latter part of 1999. The increase in installation and service revenues in the first six months of 2000 compared to the prior year's period is a result of the Company's increased efforts in internal installation activity.

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2000 increased 11% to approximately $4.0 million, compared to approximately $3.5 million during the corresponding period in the prior year. Monitoring expenses decreased 3% to approximately $1.0 million compared to the corresponding period in the prior year. As a percentage of monitoring revenues during the six months ended June 30, 2000, monitoring expenses were 16%, compared to 18% during the corresponding period in the prior year. The decrease in monitoring costs was a result of cost efficiencies which included the transfer of outside monitored accounts to the Company's monitoring facilities. Installation and service costs during the six months ended June 30, 2000 increased by 17% to approximately $3.0 million, compared to approximately $2.5 million during the corresponding period in the prior year. Installation and service costs were 82% of related revenues during the six months ended June 30, 2000, compared to 78% during the corresponding period in the prior year, because the Company derived a larger percentage of sales from lower revenue / higher cost sales to homeowners and builders in the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 12% to approximately $6.0 million during the six months ended June 30, 2000, compared to approximately $5.3 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 15% to approximately $5.3 million during the six months ended June 30, 2000, compared to approximately $4.6 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1999 acquisitions of monitored accounts for which the incremental costs to monitor are lower than the Company's average cost in 1999, as well as more efficient operations. Gross profit from installation and service activities decreased to approximately $670,000 during the six months ended June 30, 2000, from approximately $725,000 during the corresponding period in the prior year, partly due to the costs associated with the increased efforts in the Company's internal installations operations.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") increased by 3% to approximately $3.7 million during the six months ended June 30, 2000, compared to approximately $3.6 million during the corresponding period in the prior year.

         Amortization of Customer Contracts. Amortization of customer contracts increased approximately 2%, to approximately $2.5 million during the six months ended June 30, 2000, compared to $2.4 million the corresponding period in the prior year. This steady amortization expense can be mostly attributed to the fact that account portfolio purchases have been in proportion to account write-offs. Costs of acquired contracts are amortized over 10 years, unless a contract is canceled and not replaced by the corresponding independent alarm company, in which case the remaining unamortized balance is written off as a charge to amortization expense.

         Depreciation and Amortization. Depreciation and amortization increased by 46% to approximately $542,000 during the six months ended June 30, 2000, compared to approximately $372,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $6.3 million at June 30, 2000 from approximately $4.1 million at June 30, 1999) and the amortization of certain other intangible assets.

         Interest Expense and Other. Interest expense and other increased 16% to approximately $598,000 during the six months ended June 30, 2000, compared to approximately $516,000 during the corresponding period in the prior year. The increase in interest expense resulted from increased borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility increased to approximately $10.5 million at June 30, 2000 from approximately $6.8 million at June 30, 1999.

         Net Loss. Net loss applicable to common stock for the six months ended June 30, 2000 was approximately $(2.2) million, or $(0.25) per share, compared to a net loss of approximately $(2.4) million, or $(0.26) per share, during the corresponding period of the prior year.

Three months Ended June 30, 2000 Compared to Three months Ended June 30, 1999

         Revenue. Total revenues for the three months ended June 30, 2000 increased 10% to approximately $5.0 million from approximately $4.5 million during the corresponding period in the prior year. Monitoring revenues for the three months ended June 30, 2000 increased to approximately $3.2 million, or 11%, from approximately $2.9 million during the corresponding period of the prior year. Installation and service revenues for the three months ended
June 30, 2000 increased by 8% to approximately $1.8 million, compared to approximately $1.7 million during the corresponding period of the prior year. Total retail subscribers approximated 26,400 at June 30, 2000, compared to 23,400 at June 30, 1999, a net increase of 13%. The increase in monitoring revenues and number of subscribers in the second quarter of 2000 from the second quarter of 1999 is attributable to the Company's installation activity and to the purchase of accounts in the latter part of 1999. The increase in installation and service revenues in the second quarter of 2000 compared to the prior year's period is a result of the Company's increased efforts in internal installation activity.

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2000 increased 9% to approximately $2.0 million, compared to approximately $1.8 million during the corresponding period in the prior year. Monitoring expenses decreased 2% to approximately $488,000 compared to the corresponding period in the prior year. As a percentage of monitoring revenues during the three months ended
June 30, 2000, monitoring expenses were 15%, compared to 17% during the corresponding period in the prior year. The decrease in monitoring costs was a result of cost efficiencies which included the transfer of outside monitored accounts to the Company's monitoring facilities. Installation and service costs during the three months ended June 30, 2000 increased by 14% to approximately $1.5 million, compared to approximately $1.3 million during the corresponding period in the prior year. Installation and service costs were 82% of related revenues during the three months ended June 30, 2000, compared to 78% during the corresponding period in the prior year, because the Company derived a larger percentage of sales from lower revenue / higher cost sales to homeowners and builders in the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 10% to approximately $3.0 million during the three months ended June 30, 2000, compared to approximately $2.7 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 14% to approximately $2.7 million during the three months ended June 30, 2000, compared to approximately $2.4 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1999 acquisitions of monitored accounts for which the incremental costs to monitor are lower than the Company's average cost in 1999, as well as more efficient operations. Gross profit from installation and service activities decreased to approximately $330,000 during the three months ended June 30, 2000, from approximately $375,000 during the corresponding period in the prior year, partly due to the costs associated with the increased efforts in the Company's internal installations operations.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") remained steady at approximately $1.9 million during the three months ended June 30, 2000.

         Amortization of Customer Contracts. Amortization of customer contracts remained steady at approximately $1.2 million during the three months ended June 30, 2000, compared to the corresponding period in the prior year. This steady amortization expense can be mostly attributed to the fact that account portfolio purchases have been in proportion to account write-offs. Costs of acquired contracts are amortized over 10 years, unless a contract is canceled and not replaced by the corresponding independent alarm company, in which case the remaining unamortized balance is written off as a charge to amortization expense.

         Depreciation and Amortization. Depreciation and amortization increased by 72% to approximately $312,000 during the three months ended June 30, 2000, compared to approximately $181,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $6.3 million at June 30, 2000 from approximately $4.1 million at June 30, 1999) and the amortization of certain other intangible assets.

         Interest Expense and Other. Interest expense and other increased 16% to approximately $302,000 during the three months ended June 30, 2000, compared to approximately $261,000 during the corresponding period in the prior year. The increase in interest expense resulted from increased borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility increased to approximately $10.5 million at June 30, 2000 from approximately $6.8 million at June 30, 1999.

         Net Loss. Net loss applicable to common stock for the three months ended June 30, 2000 was approximately $(1.1) million, or $(0.13) per share, compared to a net loss of approximately $(1.2) million, or $(0.13) per share, during the corresponding period of the prior year.

Liquidity and Capital Resources

         As of June 30, 2000, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of (1) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (2) recurring revenue from its security monitoring customer base, which generated $2.3 million of EBITDA in the six months ended June 30, 2000. At June 30, 2000, there was $8.1 million of availability under the Renewed Credit Facility. Cash flow from operating activities was $2.7 million for the six months ended June 30, 2000.

         Capital Resources. In June, 2000, the expiration date of the Renewed Credit Facility was extended to June 30, 2002 from May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection with the June 2000 amendment of the Renewed Credit Facility, the "Borrowing Base" limitation relating to EBITDA was increased to 4.0 times EBITDA from 3.5 times EBITDA. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of June 30, 2000.

         The Renewed Credit Facility is used primarily for acquisitions of subscriber accounts and to finance the Company's internal account creation efforts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         Liquidity. Net cash provided by operating activities during the six months ended June 30, 2000 was approximately $2.7 million. The Company incurred a net loss of approximately $1.3 million during such period; however, included in such loss was non-cash depreciation and amortization expense, amortization of customer contracts expense, amortization of capitalized installation costs and amortization of deferred financing costs totaling approximately $3.7 million and a bad debt provision of approximately $290,000. Other operating cash flows included cash inflows of approximately $421,000 related to decreases in accounts receivable and cash outflows of approximately $334,000 related to other assets and net decreases in liabilities.

         Net cash used in investing activities was approximately $2.0 million during the six months ended June 30, 2000 and was comprised of approximately $1.0 million used in the purchase and placement of customer accounts and the purchases of fixed assets of approximately $931,000 which includes equipment under lease at customer premises of approximately $598,000.

         Net cash used in financing activities was approximately $902,000 during the six months ended June 30, 2000, consisting primarily of repayments to Heller and other debt obligations of approximately $1.9 million, payment of cash dividends on preferred stock of approximately $574,000, payment for purchase and retirement of treasury shares of approximately $206,000, and costs related to the issuance of equity securities of approximately $7,000. These payments were offset by proceeds under borrowings from Heller of approximately $1.8 million. The Company's cash balance was $429,188 as of June 30, 2000.

         Total shareholders' equity was $2,359,403 at June 30, 2000, decreasing by a net amount of $1,815,586 during the six months ended June 30, 2000. The net decrease resulted from the payment and accrual of dividends on the Company's preferred stock of approximately $900,000 and the net loss of approximately $1.3 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting was held on June 5, 2000. The following number of votes were cast for the matters indicated:

1.       Election of Board of Directors

              Director                            For          Withheld
              --------                            ---          --------
              Harold Ginsburg                    7,147,792       10,320
              Richard Ginsburg                   6,856,898      301,214
              Sheilah Ginsburg                   7,147,792       10,320
              Darius G. Nevin                    6,857,398      300,714
              William Remington                  7,149,292        8,820
              Douglas T. Lake                    7,149,292        8,820
              Joel A. Cohen                      7,149,792        8,320
              David Heidecorn                    7,149,792        8,320

2. Ratification of Arthur Andersen LLP as the independent accountants for the Company for the year ending December 31, 2000.

                    For           Against       Abstain        Non-vote
                    ---           -------       -------        --------
                 7,150,812         1,800         5,500            -

Item 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits

Exhibit No.        Description
-----------        -----------
  3(i)             Articles of Incorporation dated July 7, 1999 incorporated by reference to Exhibit 3(i) of the Company's Form 10-QSB filed
                   August 13, 1999.
  3(ii)            Amended and Restated By-Laws of the Company dated March 2,
                   2000 incorporated by reference to Exhibit 3(ii) of the
                   Company's Form 10-KSB filed March 30, 2000.
  3(iii)           Articles of Amendment to Articles of Incorporation of
                   Guardian International, Inc. as filed with the Florida
                   Secretary of State on March 9, 2000 incorporated by reference to Exhibit 3(iii) of the Company's Form 10-KSB filed March
                   30, 2000.
  4(a)             Specimen Stock Certificate incorporated by reference to
                   Exhibit 4(a) of the Company's Form 10-QSB filed August 13,
                   1999.
10(a)              Second Amended and Restated Loan and Security Agreement with
                   Heller Financial, Inc. dated as of February 23, 1998,
                   incorporated by reference to Exhibit 10(j) of the Company's
                   Form 10-KSB filed March 31, 1998.
10(b)              Stock Purchase Agreement dated as of February 23, 1998
                   incorporated by reference to Exhibit 10(a) of the Company's
                   Form 8-K filed as of March 10, 1998.
10(c)              Registration  Rights  Agreement dated as of February 23, 1998 incorporated  by reference to Exhibit  10(b) of the Company's
                   Form 8-K filed as of March 10, 1998.
10(d)              Escrow and Pledge  Agreement  dated as of  February  23, 1998 incorporated  by reference to Exhibit  10(c) of the Company's
                   Form 8-K filed as of March 10, 1998.
10(e)              Employment Agreement with Joel A. Cohen dated as of February
                   1, 1998 incorporated by reference to Exhibit 10(d) of the
                   Company's Form 8-K filed as of March 10, 1998.
10(f)              Employment Agreement with Raymond L. Adams dated as of
                   February 1, 1998 incorporated by reference to Exhibit 10(e)
                   of the Company's Form 8-K filed as of March 10, 1998.
10(g)              Asset Purchase Agreement effective as of March 9, 1998
                   incorporated by reference to Exhibit 10(a) to the Company's
                   Form 8-K filed as of March 24, 1998.
10(h)              Warranty Bill of Sale dated as of March 5, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed as of March 24, 1998.
10(i)              Assignment and Assumption Agreement dated as of March 5, 1998 incorporated by reference to Exhibit 10(c) to the Company's
                   Form 8-K filed as of March 24, 1998.
10(j)              Guaranty Agreement dated as of March 9, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed as of March 24, 1998.
10(k)              Escrow Agreement date March 9, 1998 incorporated by reference to Exhibit 10(e) to the Company's Form 8-K filed as of March
                   24, 1998.
10(l)              Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to Exhibit 10(f) to the Company's
                   Form 8-K filed as of March 24, 1998.
10(m)              Amendment to Registration Rights Agreement dated as of
                   February 23, 1998, incorporated by reference to Exhibit
                   10(gg) to the Company's Form 10-KSB filed as of March 31,
                   1998.
10(n)              Stock Subscription Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(hh) to the Company's
                   Form 10-KSB filed as of March


                   31, 1998.
10(o) Stock Purchase Agreement dated as of April 27, 1998, incorporated by reference to Exhibit 10(a) to the Company's
                   Form 10-QSB filed as of August 14, 1998.
10(p) Employment Agreement with David Weston between Precision and the Company dated as of April 27, 1998, incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB filed as of August 14, 1998.
10(q) Indemnification Agreement between sellers of Precision and the Company dated April 27, 1998, incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed as of August 14, 1998.
10(r) Confidentiality, Noncompetition and Nonsolicitation Agreement with Alan Dubow dated April 27, 1998, incorporated by reference to Exhibit 10(d) to the Company's Form 10-QSB filed as of August 14, 1998.
10(s) Confidentiality, Noncompetition and Nonsolicitation Agreement with Richard Clark dated April 27, 1998, incorporated by reference to Exhibit 10(e) to the Company's Form 10-QSB filed as of August 14, 1998.
10(t) Confidentiality, Noncompetition and Nonsolicitation Agreement with Jeff Chivers dated April 27, 1998, incorporated by reference to Exhibit 10(f) to the Company's Form 10-QSB filed as of August 14, 1998.
10(u) Stock Purchase Agreement dated as of August 13, 1998, incorporated by reference to Exhibit 10(a) to the Company's
                   Form 10-QSB filed as of November 16, 1998.
10(v) Escrow Agreement dated as of August 13, 1998, incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB filed as of November 16, 1998.
10(w) Employment Agreement between Vincent Monardo and the Company dated August 13, 1998, incorporated by reference to Exhibit
                   10(c) to the Company's Form 10-QSB filed as of November 16,
                   1998.
10(x) Employment Agreement between Kevin Killea and the Company dated August 13, 1998, incorporated by reference to Exhibit
                   10(d) to the Company's Form 10-QSB filed as of November 16,
                   1998.
10(y) Employment Agreement between Michael Assenza and the Company dated August 13, 1998, incorporated by reference to Exhibit
                   10(e) to the Company's Form 10-QSB filed as of November 16,
                   1998.
10(z) Employment Agreement between Paul Ferrara and the Company dated August 13, 1998, incorporated by reference to Exhibit
                   10(f) to the Company's Form 10-QSB filed as of November 16,
                   1998.
10(aa) 1999 Stock Option Plan incorporated by reference to Exhibit A to the Company's Schedule 14-A filed as of May 27, 1999.
10(bb) Severance Agreement between Darius G. Nevin and the Company dated January 19, 2000 , incorporated by reference to Exhibit
                   10(bb) of the Company's Form 10-KSB filed March 30, 2000.
10(cc) Severance Agreement between Richard Ginsburg and the Company dated January 19, 2000, incorporated by reference to Exhibit
                   10(cc) of the Company's Form 10-KSB filed March 30, 2000.
10(dd) Non-Qualified Stock Option Agreement between Douglas T. Lake and the Company, effective April 28, 1998, incorporated by reference to Exhibit 10(dd) of the Company's Form 10-KSB filed March 30, 2000.
10(ee) Non-Qualified Stock Option Agreement between David Heidecorn and the Company, effective May 12, 1999, incorporated by reference to Exhibit 10(ee) of the Company's Form 10-KSB filed March 30, 2000.
10(ff)             Non-Qualified Stock Option Agreement between William
                   Remington and the Company, effective September 13, 1999, incorporated by reference to Exhibit 10(ff) of the Company's
                   Form 10-KSB filed March 30, 2000.



10(gg)             Stock Option Agreement between Richard Ginsburg and the
                   Company, effective October 15, 1997, incorporated by reference to Exhibit 10(gg) of the Company's Form 10-KSB filed March 30, 2000.
10(hh)             Stock Option Agreement between Darius G. Nevin and the
                   Company, effective October 15, 1997, incorporated by reference to Exhibit 10(hh) of the Company's Form 10-KSB filed March 30, 2000.
10(ii) Stock Option Agreement between Joel Cohen and the Company, effective February 23, 1998, incorporated by reference to
                   Exhibit 10(ii) of the Company's Form 10-KSB filed March 30,
                   2000.
10(jj) Stock Option Agreement between Raymond Adams and the Company, effective February 23, 1998, incorporated by reference to
                   Exhibit 10(jj) of the Company's Form 10-KSB filed March 30,
                   2000.
10(kk)             First Amendment To Second Amended And Restated Loan And
                   Security Agreement from Heller Financial, Inc. dated as of
                   June 30, 2000.

27                 Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

    1. No reports were filed on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES
                                   ----------


     In accordance with Section 12 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GUARDIAN INTERNATIONAL, INC.


                                      By: /s/ DARIUS G. NEVIN
                                          --------------------------------
                                          Darius G. Nevin
                                          Chief Financial Officer and Vice
                                          President

                                          Date: August 14, 2000

                                  EXHIBIT INDEX


EXHIBIT            DESCRIPTION
-------            -----------

10(kk) First Amendment To Second Amended And Restated Loan And Security Agreement from Heller Financial, Inc. dated as of June 30, 2000.

27                 Financial Data Schedule (for SEC use only)