Form 10-Q
period 2000-09-30
GUARDIAN INTERNATIONAL INC
filed 2000-11-14
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

                For the quarterly period ended September 30, 2000

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of November 14, 2000, there were 8,096,441 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           Transitional Small Business Disclosure Format (Check one):

                          YES ____       NO   X

                          GUARDIAN INTERNATIONAL, INC.

                                Table of Contents

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2000 and
             December 31, 1999                                             1

        Consolidated Statements of Operations for the Three and Nine
             Months Ended September 30, 2000 and 1999                      2

        Consolidated Statement of Changes in Shareholders' Equity
             for the Nine Months Ended September 30, 2000                  3

        Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2000 and 1999                             4

        Notes to Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis                               9

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,     December 31,
                                                                                   2000              1999
                                                                               -------------     ------------
                                                                                (Unaudited)
ASSETS
Current assets
       Cash                                                                    $    249,408      $    578,034
       Accounts receivable, net of allowance for doubtful accounts
             of $526,199 and $549,356, respectively                               2,238,012         2,896,317
       Current portion of notes receivable                                           60,990            73,564
       Inventory                                                                    803,236           458,385
       Other                                                                        115,276           237,697
                                                                               ------------      ------------
             Total current assets                                                 3,466,922         4,243,997

Property and equipment, net                                                       4,811,968         4,101,810
Customer accounts, net                                                           27,021,834        30,230,816
Goodwill and other intangible assets, net                                         1,722,186         1,789,014
Notes receivable, less current portion                                               46,303            51,683
Deposits and other assets                                                           108,860            90,273
                                                                               ------------      ------------
       Total assets                                                            $ 37,178,073      $ 40,507,593
                                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable and accrued expenses                                   $  3,757,826      $  3,632,094
       Current portion of unearned revenue                                        2,669,927         3,230,957
       Current portion of debt                                                      453,056           807,421
                                                                               ------------      ------------
             Total current liabilities                                            7,670,472         6,880,809

Unearned revenue, less current portion                                            1,605,612         1,656,852
Long term obligations, less current portion                                      11,106,991        10,608,280
                                                                               ------------      ------------
       Total liabilities                                                         19,593,412        19,935,604

Redeemable preferred stock, 16,397 shares issued and outstanding                 16,397,000        16,397,000

Shareholders' equity:
       Preferred stock, $.001 par value, 30,000,000 shares authorized                    11                10
             Series D preferred stock, 10,725 and 10,120 shares issued
             and outstanding, at September 30, 2000 and December 31, 1999, respectively
       Class A voting common stock, $.001 par value, 100,000,000 shares               8,097             8,385
             authorized, 8,096,441 and 8,384,441 shares issued and
             and outstanding, at September 30, 2000 and December 31, 1999, respectively
       Class B non-voting common stock, $.001 par value, 1,000,000 shares               634               634
             authorized, 634,035 shares issued and outstanding
       Additional paid-in capital                                                20,087,115        19,516,784
       Accumulated deficit                                                      (18,908,196)      (15,350,824)
                                                                               ------------      ------------
          Total shareholders' equity                                              4,174,986         1,187,661
                                                                               ------------      ------------
          Total liabilities and shareholders' equity                           $ 37,178,073      $ 40,507,593
                                                                               ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                               For the Three Months Ended          For the Nine Months Ended
                                                      September 30,                       September 30,
                                             ------------------------------      ------------------------------
                                                 2000              1999              2000              1999
                                             ------------      ------------      ------------      ------------
Revenue
     Monitoring                              $  3,227,456      $  2,919,553      $  9,518,266      $  8,555,627
     Installation and service                   1,844,095         1,688,006         5,468,982         4,929,588
                                             ------------      ------------      ------------      ------------
        Total revenues                          5,071,551         4,607,559        14,987,248        13,485,215
                                             ------------      ------------      ------------      ------------
Operating costs
     Monitoring                                   499,354           547,705         1,499,841         1,579,633
     Installations and service                  1,590,503         1,375,242         4,545,693         3,891,467
     Selling, general and administrative        1,814,776         1,790,815         5,478,871         5,347,427
     Amortization of customer accounts          1,266,229         1,269,733         3,729,550         3,685,038
     Depreciation and amortization                278,501           208,978           820,934           580,722
                                             ------------      ------------      ------------      ------------
        Total operating expenses                5,449,363         5,192,473        16,074,889        15,084,287
                                             ------------      ------------      ------------      ------------
        Operating loss                           (377,812)         (584,914)       (1,087,641)       (1,599,072)

Interest and other                                344,384           224,595           942,686           740,811
                                             ------------      ------------      ------------      ------------
        Net loss                                 (722,196)         (809,509)       (2,030,327)       (2,339,883)

Preferred stock dividends                         449,546           444,118         1,349,769         1,320,527
                                             ------------      ------------      ------------      ------------
     Net loss applicable to common stock     $ (1,171,742)     $ (1,253,627)     $ (3,380,096)     $ (3,660,410)
                                             ============      ============      ============      ============
Loss per common share                        $      (0.13)     $      (0.14)     $      (0.38)     $      (0.40)
                                             ============      ============      ============      ============
Weighted average shares outstanding             8,730,476         9,136,588         8,876,578         9,189,421
                                             ============      ============      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                       Series D                 Common Stock             Common Stock
                                                    Preferred Stock               Class A                  Class B
                                                    Shares     Amount       Shares        Amount      Shares     Amount
                                                 ----------------------------------------------------------------------
Balance, December 31, 1999                          10,120        $ 10      8,384,441    $  8,385    634,035    $ 634

    Equity issuance costs
    Series C Preferred Dividends
    Series D Preferred Dividends                       605           1
    Purchase and retirement of treasury shares                              (288,000)        (288)
    Net loss
                                                 ----------------------------------------------------------------------
Balance, September 30, 2000                         10,725        $ 11     8,096,441     $  8,097    634,035    $ 634
                                                 ======================================================================

                                                    Additional
                                                     Paid-in         Accumulated
                                                     Capital           Deficit            Total
                                                 -------------------------------------------------
Balance, December 31, 1999                       $ 19,516,784     $ (15,350,824)      $ 4,174,989

    Equity issuance costs                              (6,590)                             (6,590)
    Series C Preferred Dividends                                       (860,844)         (860,844)
    Series D Preferred Dividends                      605,433          (488,925)          116,509
    Purchase and retirement of treasury shares        (28,512)         (177,276)         (206,076)
    Net loss                                                         (2,030,327)       (2,030,327)
                                                 -------------------------------------------------
Balance, September 30, 2000                      $ 20,087,115     $ (18,908,196)      $ 1,187,661
                                                 =================================================

        The accompanying notes are an integral part of this consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                              For the Nine Months  For the Nine Months
                                                              Ended September 30,  Ended September 30,
                                                                      2000                 1999
                                                                    -----------      -----------
Cash Flows from Operating Activities:
     Net Loss                                                       $(2,030,327)     $(2,339,883)
     Adjustments to reconcile net loss to net cash
     provided by / (used in) operating activities:
            Depreciation and amortization                               820,934          580,722
            Amortization of customer accounts                         3,729,550        3,685,038
            Amortization of capitalized installation costs              945,103          730,207
            Amortization of deferred financing costs                     72,308          133,177
            Provision for doubtful accounts                             430,034          396,550
        Changes in assets and liabilities:
            Accounts receivable                                         259,271         (613,044)
            Deposits and other assets                                  (407,593)        (220,416)
            Accounts payable and accrued liabilities                    242,241          237,942
            Unearned revenue                                           (612,270)         604,084
                                                                    -----------      -----------
            Net cash provided by operating activities                 3,449,251        3,194,377
                                                                    -----------      -----------
Cash Flows from Investing Activities:
     Purchase of fixed assets                                          (495,295)        (316,856)
     Purchase of customer premise equipment                            (887,747)      (1,196,267)
     Purchase and placement of customer accounts                     (1,465,671)      (2,310,458)
                                                                    -----------      -----------
            Net cash used in investing activities                    (2,848,713)      (3,823,581)
                                                                    -----------      -----------
Cash Flows from Financing Activities:
     Payments on debt obligations                                    (2,517,434)        (514,471)
     Proceeds from line of credit                                     2,661,780        1,627,694
     Equity issuance costs                                               (6,590)          (3,139)
     Acquisition of treasury shares                                    (206,076)         (94,424)
     Payment of cash dividends                                         (860,844)        (800,265)
                                                                    -----------      -----------
            Net cash (used in) provided by financing activities        (929,164)         215,395
                                                                    -----------      -----------
            Net decrease in cash and cash equivalents                  (328,626)        (413,809)

Cash and cash equivalents, beginning of period                          578,034          865,857
                                                                    -----------      -----------
Cash and cash equivalents, end of period                            $   249,408      $   452,048
                                                                    ===========      ===========
Supplemental disclosure:
     Interest Paid                                                  $ 1,021,181      $   595,823

Non cash investing and financing activities:
     Contract holdbacks applied against accounts written off             11,917           21,104

        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.       ACCOUNTING POLICIES

         Basis of Presentation
         The accompanying unaudited consolidated financial statements of Guardian International, Inc. ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB.

         Revenue Recognition
         Installation Revenue. In 1998, as a result of the acquisition of Mutual Central Alarm Services, Inc. ("Mutual"), the Company adopted a new accounting policy related to installation activity due to the nature of the high-end commercial installations performed by Mutual. The Company defers the excess of installation revenue over estimated direct selling costs and amortizes such difference over the initial term of the non-cancelable customer monitoring/service contract (generally over five years). Costs attributed to providing the installations, which include direct labor, direct materials and direct overhead, are capitalized and amortized over a five-year period. All other costs associated with the installation are charged to income in the period when the installation occurs.

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

         Reclassification
         Certain 1999 amounts in the consolidated financial statements have been reclassified to conform to the 2000 presentation.

2.       PROPERTY AND EQUIPMENT, NET

         During the nine months ended September 30, 2000, the Company expended approximately $1,383,000 for the purchase of fixed assets, including subscriber premises equipment approximating $888,000.

3.       CUSTOMER ACCOUNTS, NET

         The following is an analysis of the changes in acquired customer accounts:

                                                                         Nine Months Ended          Year Ended
                                                                        September 30, 2000       December 31, 1999
                                                                        ------------------       -----------------
     Balance, beginning of period                                         $  30,230,816            $  31,552,324
           Purchase of customer accounts from dealers                           291,368                2,819,205
           Internally generated accounts                                      1,186,220                1,774,330
           Charges against contract holdbacks                                   (11,917)                 (25,076)
           Amortization of capitalized installation costs                      (945,103)              (1,016,836)
           Amortization of customer accounts                                 (3,729,550)              (4,873,131)
                                                                          -------------            -------------
     Balance, end of period                                               $  27,021,834            $  30,230,816
                                                                          =============            =============

         In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $313,081 and $297,881 at September 30, 2000 and December 31, 1999, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets, net, consist of the following:

                                               Amortization      September 30,     December 31,
                                                  Period              2000             1999
                                               -------------     -------------     -------------
     At Cost
           Goodwill                                 10 years       $1,943,211        $1,943,211
           Deferred financing costs              2 - 3 years          992,528           812,667
           Covenant not to compete and other    5 - 10 years          416,233           442,569
                                                                   ----------        ----------
                                                                    3,351,972         3,198,447
           Accumulated amortization                                (1,629,786)       (1,409,433)
                                                                   ----------        ----------
                                                                   $1,722,186        $1,789,014
                                                                   ==========        ==========

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                             September 30,   December 31,
                                                  2000            1999
                                             -------------   ------------
     Trade accounts payable                    $ 980,539      $  578,660
     Contracts holdbacks                         313,081         297,881
     Preferred dividends payable                 775,872         892,380
     Accrued expenses                          1,688,334       1,863,173
                                             -------------   ------------
                                              $3,757,826      $3,632,094
                                             =============   ============

6.       LONG TERM OBLIGATIONS

         Long term obligations consist of the following:

                                                   September 30,   December 31,
                                                       2000            1999
                                                   -------------   ------------
     Credit facility with financial institution     $10,843,348     $10,338,757
     Capital lease obligations                          355,859         374,027
     Equipment notes payable and other                  360,840         702,917
                                                   -------------   ------------
                                                    $11,560,047     $11,415,701
     Less : current portion                            (453,056)       (807,421)
                                                   -------------   ------------
                                                    $11,106,991    $ 10,608,280
                                                   =============   ============

         Under the Renewed Credit Facility, borrowings bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At September 30, 2000, the debt was bearing interest at varying rates.

         In June 2000, the Renewed Credit Facility was amended to extend the expiration date to June 30, 2002 from May 31, 2001, for which the Company paid a renewal fee of $150,000. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection with the June 2000 amendment of the Renewed Credit Facility, the "Borrowing Base" limitation relating to earnings before interest, taxes, depreciation, and amortization ("EBITDA") was increased to 4.0 times EBITDA from 3.5 times EBITDA. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of September 30, 2000. At September 30, 2000, $7.6 million was available under the Renewed Credit Facility.

7.       RECENT PRONOUNCEMENTS

         The SEC staff has recently issued Staff Accounting Bulletin No. 101 Revenue Recognition (SAB 101), which further clarifies existing accounting literature on the timing and substance of recognizing an organization's revenues. SAB 101 is required to be adopted by registrants no later than the fourth quarter of 2000. Management believes that, based on its understanding of the SEC staff's current interpretation of SAB 101, the adoption of the pronouncement will have an impact on its financial statements and is still assessing the dollar amount of such impact.

8.       SUBSEQUENT EVENTS

         Basis of Presentation

         During October 2000, the Company reached a settlement agreement related to its August 13, 1998 acquisition of Stat-Land Burglar Alarm Systems & Devices, Inc. ("Stat-Land"). The purchase agreement in that transaction contains a provision for a working capital payment to be made subsequent to the acquisition. Calculation of such provision had been disputed by the parties, prior to the settlement agreement. Under the settlement agreement, Guardian's payment of $100,000 to the former owners of Stat-Land will be recorded as additional purchase price consideration in the fourth quarter financial statements.

         Series D Preferred Stock

         During November 2000, the Company has amended the terms of its Series D Preferred Stock to eliminate redemption feature that occurred upon a change of control, as defined. That feature was replaced with a provision that allows for redemption by the holder of the Series D Preferred Stock in the event that certain significant shareholders dispose of their holdings. However, those significant shareholders must seek the approval of the an Independent Board committee prior to disposing of their shares. These changes were effected to more clearly reflect the intentions of the parties at the time of the issuance of the Series D Preferred Stock.

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

Overview

         The majority of the Company's revenue is derived from recurring payments for the monitoring and maintenance of security and fire systems, pursuant to contracts with initial terms typically ranging from three to five years. The remainder of the Company's revenue is derived from the sale and installation of security and fire systems and the servicing and upgrades of such installed systems. Monitoring and service revenues are recognized as the service is provided. On installations for which the Company retains title to the electronic security systems, the excess of installation revenue over estimated selling costs is amortized over the initial term of the related service/monitoring contract (generally five years). All other installation revenues are recognized in the period in which installation occurs. All direct installation costs, which include materials, labor and installation overhead are capitalized and amortized over a five year period. When the Company maintains ownership of the equipment, the costs of such equipment are capitalized to property and equipment and amortized over seven years.

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

The following table provides a calculation of EBITDA for the three and nine months ended September 30, 2000 and 1999:

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30                           September 30
                                                  ----------------------------------    ----------------------------------
                                                       2000               1999               2000              1999
                                                  ----------------   ---------------    ----------------  ----------------
     Net loss                                         $  (722,196)        $ (809,509)       $(2,030,327)      $(2,339,883)
     Plus :
          Amortization of customer contracts            1,266,229          1,269,733          3,729,550         3,685,038
          Depreciation and amortization                   278,501            208,978            820,934           580,722
          Interest expense and other                      344,384            224,595            942,686           740,811
                                                  ----------------   ----------------   ----------------  ----------------
              EBITDA                                  $ 1,166,918         $  893,797        $ 3,462,843       $ 2,666,688
                                                  ================   ================   ================  ================

         Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive for a month of service under monitoring and service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of acquisition, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of acquired customers' accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with generally accepted accounting principles. MRR at September 30, 2000 and 1999 was approximately $1,089,000 and $978,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference between gross MRR lost as the result of canceled subscriber accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the twelve months ended September 30, 2000 and 1999 was less than 10%, on an annualized basis.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated for consolidated operations.

                                                           For the Three Months Ended            For the Nine Months
                                                                 September 30,                   Ended September 30,
                                                         -------------------------------     ----------------------------
                                                             2000              1999             2000            1999
                                                         --------------    -------------     -----------     ------------
     Revenue
          Monitoring                                             63.6%            63.4%           63.5%            63.4%
          Installation and service                               36.4%            36.6%           36.5%            36.6%
                                                         --------------    -------------     -----------     ------------
                 Total revenues                                 100.0%           100.0%          100.0%           100.0%

     Operating costs
          Monitoring                                              9.8%            11.9%           10.0%            11.7%
          Installation and service                               31.4%            29.8%           30.3%            28.9%
          Selling, general and administrative                    35.8%            38.9%           36.6%            39.7%
                                                         --------------    -------------     -----------     ------------
                                                                 77.0%            80.6%           76.9%            80.3%
                                                         --------------    -------------     -----------     ------------
     Income before interest expense, amortization and
          depreciation                                           23.0%            19.4%           23.1%            19.7%
                                                         --------------    -------------     -----------     ------------
     Interest expense                                             6.8%             4.9%            6.3%             5.5%
     Amortization of customer accounts                           25.0%            27.6%           24.9%            27.3%
     Depreciation and amortization                                5.5%             4.5%            5.5%             4.3%
                                                         --------------    -------------     -----------     ------------
                                                                 37.3%            37.0%           36.7%            37.1%
                                                         --------------    -------------     -----------     ------------
     Net loss                                                   (14.3%)          (17.6%)         (13.6%)          (17.4%)
                                                         ==============    =============     ===========     ============

Nine months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999

         Revenue. Total revenues for the nine months ended September 30, 2000 increased 11% to approximately $15.0 million from approximately $13.5 million during the corresponding period in the prior year. Monitoring revenues for the nine months ended September 30, 2000 increased to approximately $9.5 million, or 11%, from approximately $8.6 million during the corresponding period of the prior year. Installation and service revenues for the nine months ended September 30, 2000 increased by 11% to approximately $5.5 million, compared to approximately $4.9 million during the corresponding period of the prior year. Total retail subscribers approximated 26,600 at September 30, 2000, compared to 23,700 at September 30, 1999, a net increase of 12%. The increase in monitoring revenues and number of subscribers in the first nine months of 2000 from the first nine months of 1999 is attributable to the Company's installation activity and to the purchase of accounts in the latter part of 1999. The increase in installation and service revenues in the first nine months of 2000 compared to the prior year's period is a result of the Company's increased efforts in internal installation activity.

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2000 increased 10% to approximately $6.0 million, compared to approximately $5.5 million during the corresponding period in the prior year. Monitoring expenses decreased 5% to approximately $1.5 million compared to the corresponding period in the prior year. As a percentage of monitoring revenues during the nine months ended September 30, 2000, monitoring expenses were 16%, compared to 18% during the corresponding period in the prior year. The decrease in monitoring costs was a result of cost efficiencies which included the transfer of outside monitored accounts to the Company's monitoring facilities. Installation and service costs during the nine months ended September 30, 2000 increased by 17% to approximately $4.5 million, compared to approximately $3.9 million during the corresponding period in the prior year. Installation and service costs were 83% of related revenues during the nine months ended September 30, 2000, compared to 79% during the corresponding period in the prior year, because the Company derived a larger percentage of sales from lower revenue / higher cost sales to homeowners and builders in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 12% to approximately $9.0 million during the nine months ended September 30, 2000, compared to approximately $8.0 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 15% to approximately $8.0 million during the nine months ended September 30, 2000, compared to approximately $7.0 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1999 acquisitions of monitored accounts for which the incremental costs to monitor are lower than the Company's average cost in 1999, as well as more efficient operations. Gross profit from installation and service activities decreased to approximately $923,000 during the nine months ended September 30, 2000, from approximately $1,038,000 during the corresponding period in the prior year, partly due to the costs associated with the increased efforts in the Company's internal installations operations.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") increased by 2% to approximately $5.5 million during the nine months ended September 30, 2000, compared to approximately $5.3 million during the corresponding period in the prior year.

         Amortization of Customer Contracts. Amortization of customer contracts remained steady at approximately $3.7 million during the nine months ended September 30, 2000, compared to the corresponding period in the prior year. This steady amortization expense can be mostly attributed to the fact that account portfolio purchases have been in proportion to account write-offs. Costs of acquired contracts are amortized over 10 years, unless a contract is canceled and not replaced by the corresponding independent alarm company, in which case the remaining unamortized balance is written off as a charge to amortization expense.

         Depreciation and Amortization. Depreciation and amortization increased by 41% to approximately $821,000 during the nine months ended September 30, 2000, compared to approximately $581,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $6.8 million at September 30, 2000 from approximately $4.7 million at September 30, 1999) and the amortization of certain other intangible assets.

         Interest Expense and Other. Interest expense and other increased 27% to approximately $943,000 during the nine months ended September 30, 2000, compared to approximately $741,000 during the corresponding period in the prior year. The increase in interest expense resulted from increased borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility increased to approximately $10.8 million at September 30, 2000 from approximately $7.6 million at September 30, 1999.

         Net Loss. Net loss applicable to common stock for the nine months ended September 30, 2000 was approximately $(3.4) million, or $(0.38) per share, compared to a net loss of approximately $(3.7) million, or $(0.40) per share, during the corresponding period of the prior year.

Three months Ended September 30, 2000 Compared to Three months Ended September 30, 1999

         Revenue. Total revenues for the three months ended September 30, 2000 increased 10% to approximately $5.1 million from approximately $4.6 million during the corresponding period in the prior year. Monitoring revenues for the three months ended September 30, 2000 increased to approximately $3.2 million, or 11%, from approximately $2.9 million during the corresponding period of the prior year. Installation and service revenues for the three months ended September 30, 2000 increased by 9% to approximately $1.8 million, compared to approximately $1.7 million during the corresponding period of the prior year. Total retail subscribers approximated 26,600 at September 30, 2000, compared to 23,700 at September 30, 1999, a net increase of 12%. The increase in monitoring revenues and number of subscribers in the third quarter of 2000 from the third quarter of 1999 is attributable to the Company's installation activity and to the purchase of accounts in the latter part of 1999. The increase in installation and service revenues in the third quarter of 2000 compared to the prior year's period is a result of the Company's increased efforts in internal installation activity.

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2000 increased 9% to approximately $2.1 million, compared to approximately $1.9 million during the corresponding period in the prior year. Monitoring expenses decreased 9% to approximately $499,000 compared to the corresponding period in the prior year. As a percentage of monitoring revenues during the three months ended September 30, 2000, monitoring expenses were 15%, compared to 19% during the corresponding period in the prior year. The decrease in monitoring costs was a result of cost efficiencies which included the transfer of outside monitored accounts to the Company's monitoring facilities. Installation and service costs during the three months ended September 30, 2000 increased by 16% to approximately $1.6 million, compared to approximately $1.4 million during the corresponding period in the prior year. Installation and service costs were 86% of related revenues during the three months ended September 30, 2000, compared to 81% during the corresponding period in the prior year, because the Company derived a larger percentage of sales from lower revenue / higher cost sales to homeowners and builders in the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 11% to approximately $3.0 million during the three months ended September 30, 2000, compared to approximately $2.7 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 15% to approximately $2.7 million during the three months ended September 30, 2000, compared to approximately $2.4 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to the Company's 1999 acquisitions of monitored accounts for which the incremental costs to monitor are lower than the Company's average cost in 1999, as well as more efficient operations. Gross profit from installation and service activities decreased to approximately $254,000 during the three months ended September 30, 2000, from approximately $313,000 during the corresponding period in the prior year, partly due to the costs associated with the increased efforts in the Company's internal installations operations.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") remained steady at approximately $1.8 million during the three months ended September 30, 2000.

         Amortization of Customer Contracts. Amortization of customer contracts remained steady at approximately $1.3 million during the three months ended September 30, 2000, compared to the corresponding period in the prior year. This steady amortization expense can be mostly attributed to the fact that account portfolio purchases have been in proportion to account write-offs. Costs of acquired contracts are amortized over 10 years, unless a contract is canceled and not replaced by the corresponding independent alarm company, in which case the remaining unamortized balance is written off as a charge to amortization expense.

         Depreciation and Amortization. Depreciation and amortization increased by 33% to approximately $279,000 during the three months ended September 30, 2000, compared to approximately $209,000 during the corresponding period in the prior year. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $6.8 million at September 30, 2000 from approximately $4.7 million at September 30, 1999) and the amortization of certain other intangible assets.

         Interest Expense and Other. Interest expense and other increased 53% to approximately $344,000 during the three months ended September 30, 2000, compared to approximately $225,000 during the corresponding period in the prior year. The increase in interest expense resulted from increased borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility increased to approximately $10.8 million at September 30, 2000 from approximately $7.6 million at September 30, 1999.

         Net Loss. Net loss applicable to common stock for the three months ended September 30, 2000 was approximately $(1.2) million, or $(0.13) per share, compared to a net loss of approximately $(1.3) million, or $(0.14) per share, during the corresponding period of the prior year.

Liquidity and Capital Resources

         As of September 30, 2000, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of (1) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (2) recurring revenue from its security monitoring customer base, which generated $3.5 million of EBITDA in the nine months ended September 30, 2000. At September 30, 2000, there was $7.6 million of availability under the Renewed Credit Facility. Cash flow from operating activities was $3.4 million for the nine months ended September 30, 2000.

         Capital Resources. In June 2000, the expiration date of the Renewed Credit Facility was extended to June 30, 2002 from May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection with the June 2000 amendment of the Renewed Credit Facility, the "Borrowing Base" limitation relating to EBITDA was increased to 4.0 times EBITDA from 3.5 times EBITDA. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of September 30, 2000.

         The Renewed Credit Facility is used primarily for acquisitions of subscriber accounts and to finance the Company's internal account creation efforts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         Liquidity. Net cash provided by operating activities during the nine months ended September 30, 2000 was approximately $3.4 million. The Company incurred a net loss of approximately $2.0 million during such period; however, included in such loss was non-cash depreciation and amortization expense, amortization of customer contracts expense, amortization of capitalized installation costs and amortization of deferred financing costs totaling approximately $5.6 million and a bad debt provision of approximately $430,000. Other operating cash flows included cash inflows of approximately $259,000 related to decreases in accounts receivable and cash outflows of approximately $778,000 related to other assets and net decreases in liabilities.

         Net cash used in investing activities was approximately $2.9 million during the nine months ended September 30, 2000 and was comprised of approximately $1.5 million used in the purchase and placement of customer accounts and the purchases of fixed assets of approximately $1,383,000 which includes customer premise equipment of approximately $888,000.

         Net cash used in financing activities was approximately $929,000 during the nine months ended September 30, 2000, consisting primarily of repayments to Heller and other debt obligations of approximately $2.5 million, payment of cash dividends on preferred stock of approximately $861,000, payment for purchase and retirement of treasury shares of approximately $206,000, and costs related to the issuance of equity securities of approximately $7,000. These payments were offset by proceeds under borrowings from Heller of approximately $2.7 million. The Company's cash balance was $249,408 as of September 30, 2000.

         Total shareholders' equity was $1,187,661 at September 30, 2000, decreasing by a net amount of $2,987,328 during the nine months ended September 30, 2000. The net decrease resulted from the payment and accrual of dividends on the Company's preferred stock and the net loss of approximately $2.0 million.

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

 10(hh) Stock Option Agreement between Darius G. Nevin and the Company, effective October 15, 1997, incorporated by reference to Exhibit 10(hh) of the Company's Form 10-KSB filed March 30, 2000.
 10(ii) Stock Option Agreement between Joel Cohen and the Company, effective February 23, 1998, incorporated by reference to
                   Exhibit 10(ii) of the Company's Form 10-KSB filed March 30, 2000.
 10(jj) Stock Option Agreement between Raymond Adams and the Company, effective February 23, 1998, incorporated by reference to
                   Exhibit 10(jj) of the Company's Form 10-KSB filed March 30, 2000.
 10(kk) First Amendment To Second Amended And Restated Loan And Security Agreement from Heller Financial, Inc. dated as of June 30, 2000, incorporated by reference to Exhibit 10(kk) to the Company's Form 10-QSB filed as of August 14, 2000.

 27                Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         1. No reports were filed on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

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

                                 Date: November 14, 2000

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------
  27         Financial Data Schedule (for SEC use only)