Form 10QSB/A
period 2000-09-30
GUARDIAN INTERNATIONAL INC
filed 2000-11-14
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10QSB/A

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,     December 31,
                                                                                   2000              1999
                                                                               -------------     ------------
                                                                                (Unaudited)
ASSETS
Current assets
       Cash                                                                    $    249,408      $    578,034
       Accounts receivable, net of allowance for doubtful accounts
             of $526,199 and $549,356, respectively                               2,238,012         2,896,317
       Current portion of notes receivable                                           60,990            73,564
       Inventory                                                                    803,236           458,385
       Other                                                                        115,276           237,697
                                                                               ------------      ------------
             Total current assets                                                 3,466,922         4,243,997

Property and equipment, net                                                       4,811,968         4,101,810
Customer accounts, net                                                           27,021,834        30,230,816
Goodwill and other intangible assets, net                                         1,722,186         1,789,014
Notes receivable, less current portion                                               46,303            51,683
Deposits and other assets                                                           108,860            90,273
                                                                               ------------      ------------
       Total assets                                                            $ 37,178,073      $ 40,507,593
                                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable and accrued expenses                                   $  3,757,826      $  3,632,094
       Current portion of unearned revenue                                        2,669,927         3,230,957
       Current portion of debt                                                      453,056           807,421
                                                                               ------------      ------------
             Total current liabilities                                            6,880,809         7,670,472

Unearned revenue, less current portion                                            1,605,612         1,656,852
Long term obligations, less current portion                                      11,106,991        10,608,280
                                                                               ------------      ------------
       Total liabilities                                                         19,593,412        19,935,604

Redeemable preferred stock, 16,397 shares issued and outstanding                 16,397,000        16,397,000

Shareholders' equity:
       Preferred stock, $.001 par value, 30,000,000 shares authorized                    11                10
             Series D preferred stock, 10,725 and 10,120 shares issued
             and outstanding, at September 30, 2000 and December 31, 1999, respectively
       Class A voting common stock, $.001 par value, 100,000,000 shares               8,097             8,385
             authorized, 8,096,441 and 8,384,441 shares issued and
             and outstanding, at September 30, 2000 and December 31, 1999, respectively
       Class B non-voting common stock, $.001 par value, 1,000,000 shares               634               634
             authorized, 634,035 shares issued and outstanding
       Additional paid-in capital                                                20,087,115        19,516,784
       Accumulated deficit                                                      (18,908,196)      (15,350,824)
                                                                               ------------      ------------
          Total shareholders' equity                                              1,187,661         4,174,986
                                                                               ------------      ------------
          Total liabilities and shareholders' equity                           $ 37,178,073      $ 40,507,593
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