Form 10KSB
period 2000-12-31
GUARDIAN INTERNATIONAL INC
filed 2001-04-02
CIK 1013978

================================================================================
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
               [ x ] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the 2000 fiscal year were $18,338,725.

         The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold as of March 27, 2001 was $3,206,505.

         As of March 27, 2001, there are 8,096,441 shares of Class A Voting Common Stock, par value $.001 per share, and 634,035 shares of Class B Non-voting Common Stock, par value $.001 per share, of the issuer outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


- --------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   --------
Introductory Note                                                                                     1

PART I.

Item 1.             Description of Business                                                           2

Item 2.             Description of Property                                                           12

Item 3.             Legal Proceedings                                                                 13

Item 4.             Submission of Matters to a Vote of Security Holders                               13

PART II.

Item 5.             Market for Common Equity and Related Stockholder Matters                          14

Item 6.             Management's Discussion and Analysis of Financial Condition and Results of        17
                    Operations

Item 7.             Financial Statements                                                              23

Item 8.             Changes In and Disagreements With Accountants on Accounting and Financial         23
                    Disclosure

PART III.

Item 9.             Directors, Executive Officers, Promoters and Control Persons;                     42
                       Compliance with Section 16(a) of the Exchange Act

Item 10.            Executive Compensation                                                            45

Item 11.            Security Ownership of Certain Beneficial Owners and Management                    45

Item 12.            Certain Relationships and Related Transactions                                    47

Item 13.            Exhibits and Reports on Form 8-K                                                  48


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

                                     PART I.

Item 1.  Description of Business
- -------  -----------------------

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

         The majority of the Company's revenue is derived from recurring payments for the monitoring and maintenance of security and fire systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenue is derived from the sale and installation of security and fire systems and the servicing and upgrades of such installed systems. For fiscal year 2000, monitoring revenues represented approximately 70% of total revenues. The balance of the Company's revenues was derived from: (i) the sale and installation of security and fire systems (approximately 21% of total revenues); (ii) the provision of maintenance services (approximately 9% of total revenues) and (iii) miscellaneous sources (less than 1% of total revenues). As discussed in Note 1 to the Company's financial statements, in 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission (the "SEC"), through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), the Company was required to change its accounting policy for revenue recognition of security and fire systems.

         Based on the Company's gross revenues for the year ended December 31, 1999, the Company was ranked 20th in Security Distributing and Marketing Magazine's ("SDM Magazine") May 2000 issue with the annual listing of the top security companies in the United States. Based on monthly recurring revenues ("MRR"), a standard industry measurement, the Company holds the position of 15th largest company. Barnes Associates, a leading investment bank to the security industry, estimates that only 125 companies in the security industry have MRR greater than $100,000 and that less than twenty have MRR greater than $1,000,000. These statistics place the Company as a leader among United States security firms. As reflected in the Company's financial statements, set forth in
Item 7 below, the Company's net revenues for the year ended December 31, 2000 were $18,338,725.

Retail Monitoring Services

         The Company monitors digital signals arising from burglaries, fires and other events through security systems installed at subscribers' premises. Most of these signals are received and processed at the Company's two central monitoring stations, one of which is located in Hollywood, Florida and the other of which is located in New York City, New York. Each central monitoring station is listed by Underwriters Laboratories, Inc. ("UL") as: (i) a burglar alarm system central station and (ii) a protective signaling services central station.

         The Company's central monitoring stations have many security devices, including CCTV, motion detecting units, high intensity lighting and access control. All of the equipment the Company uses to monitor its customers' systems and to protect its central monitoring station generally contain the latest enhancements, and most of the equipment is less than five years old.

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

         Each central monitoring station is comprised of a number of electronic devices including: alarm receiving equipment, telephone dialers, radio signal receiving equipment, a telephone recorder, a digital telephone system and a voice mail/auto phone attendant. All of these devices are maintained internally by the Company's technical personnel. The balance of the Company's equipment includes dual redundant Data General Aviion(TM) servers, associated CRTs (terminals) and the software which runs the automated functions of the Company's security, service and accounting functions. The security and service software is maintained by Monitoring Automation Systems (Irvine, CA) ("MAS"), the accounting software by Great Plains Software, Inc. (Fargo, ND) and the Data General Corporation (Boston, MA) ("Data General") computers and terminals are maintained by Data General pursuant to annual maintenance contracts.

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

         Retail monitoring generated revenue of approximately $12.2 million and $10.9 million in 2000 and 1999, respectively. As of the date of this Annual Report, the Company had approximately 26,700 retail customers. No individual retail customer represents more than 5% of the Company's total revenues.

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

         The Wholesale Monitoring Program generated revenues of approximately $638,000 and $631,000 in 2000 and 1999, respectively. As of the date of this Annual Report, the Company had approximately 26,800 wholesale customers. No such wholesale account represents more than 5% of the Company's total revenues.

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

         Revenues derived from the installation and sale of security and fire systems totaled approximately $3.8 million and $5.2 million in 2000 and 1999, respectively. As discussed above and in Note 1 to the Company's financial statements, in 2000, as a result of new interpretations of generally accepted accounting principles by the SEC, through issuance of SAB No. 101, the Company was required to change its accounting policy for revenue recognition of security and fire systems. As a result of the change in accounting principle, the Company's 2000 revenues are not directly comparable to prior years.

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

         Maintenance of security and fire systems generates revenue primarily through billable field service calls or contractual payments under service agreements. Revenue derived from maintenance services totaled approximately $1.6 million and $1.4 million in 2000 and 1999, respectively.

History

         The Company was incorporated under the laws of the State of Nevada on October 30, 1986. In July 1999, the Company changed its state of domicile and is now incorporated in the State of Florida.

         On August 15, 1996, the Company executed an Agreement and Plan of Merger ("Merger Agreement") with Guardian International, Inc. ("Guardian"), a Florida corporation. The merger ("Merger") was completed on August 28, 1996. Following the Merger, the Company changed its name to Guardian International, Inc. The Company's directors preceding the Merger resigned following the Merger and the directors of Guardian filled the vacancies on the Board. For a listing of the Company's directors, see Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         In October and November 1997, the Company issued 2,500,000 shares of Class A Common Stock for $1.50 per share ($3,750,000 in the aggregate) and 1,875,000 newly authorized shares of Series A 9 3/4% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), for $2.00 per share ($3,750,000) to Westar Capital, Inc. ("Westar Capital"), a subsidiary of Western Resources, Inc. ("Western"). Such shares were subsequently assigned by Westar Capital to Westar Security, Inc., a subsidiary of Western's majority-owned security business, Protection One, Inc. ("Protection One").

         In February 1998, the Company completed the acquisition of all of the capital stock of Mutual Central Alarm Services, Inc. ("Mutual"), then the nation's 60th largest monitored alarm company (according to SDM Magazine) and one of the largest independent alarm companies in the metropolitan New York area. Founded in 1989, Mutual grew through a strategy of concentrating on high-grade UL listed commercial security, fire, CCTV and access control systems. Mutual provides services to high-end retail businesses, financial institutions and Fortune 500 companies. As a result of the acquisition, the Company increased its subscriber base by approximately 2,600 accounts and added MRR of approximately $320,000. Mutual is continuing to operate under its trade name as a wholly-owned subsidiary of the Company.

         Pursuant to a Stock Purchase Agreement dated February 23, 1998, the Company issued 1,981,700 shares of Class A Common Stock, as partial consideration in acquiring all of the outstanding common stock of Mutual; and, pursuant to a Stock Purchase Agreement between the Company and Westar Security, Inc., also dated as of February 23, 1998, the Company issued 1,600,000 shares of Series B Preferred Stock at $2.50 per share, the proceeds of which were used in the funding of the Mutual acquisition.

         During 1998, the Company acquired three significant additional security alarm installation and monitoring companies, two of which were located in the state of Florida and one in Staten Island, New York. The additional acquisitions increased the subscriber base by approximately 6,100 customers and increased MRR by approximately $208,000.

         On October 21, 1998, Westar Security, Inc. purchased 10,000 shares of Series D 6% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), of the Company for $10 million.

         The Series D Preferred Stock is non-convertible until the third anniversary of the date of issuance, after which date the shares are convertible at a rate of 333.3333 shares of Class A Common Stock for each share of Series D Preferred Stock. Dividends are payable annually either in cash or in additional shares of Series D Preferred Stock. As of December 31, 2000, 644 shares of Series D Preferred Stock are accounted for as dividends payable and were issued in the first quarter of 2001. The holders of Series D Preferred Stock have no voting rights until such shares are converted into Class A Common Stock except that the holders of Series D Preferred Stock are allowed to vote on an as-converted basis with the holders of Class A Common Stock under the following circumstances: (i) until the third anniversary of the date of issuance, upon a Change of Control, as defined; or (ii) at any time the Series D Preferred Stock is outstanding, under an Event of Default, as that capitalized term is defined in Article III Section 7 of the Articles of Amendment. During November 2000, the Company amended the terms of its Series D Preferred Stock to eliminate the redemption feature that occurred upon a Change of Control, as defined. That feature was replaced with a provision that allows for redemption by the holder of the Series D Preferred Stock in the event that certain significant shareholders dispose of their holdings. However, those significant shareholders must seek the approval of the Company prior to disposing of their shares. These changes were effected to more clearly reflect the intentions of the parties at the time of the issuance of the Series D Preferred Stock. After the third anniversary of issuance, the Company can elect to redeem the Series D Preferred Stock for a premium.

         Also on October 21, 1998, Westar Security, Inc. exchanged its existing equity holdings in Guardian (2,980,000 shares of Class A Common Stock, 2,037,133 shares of Guardian Series A Preferred Stock and 1,704,232 shares of Guardian Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series B Preferred Stock")) for 16,397 shares of Series C 7% Redeemable Preferred Stock, par value $.001 ("Series C Preferred Stock"), of the Company.

         The Series C Preferred Stock is non-voting and is redeemable on the sixth anniversary of the date of issuance at a liquidation value of $1,000 per share. Dividends are payable quarterly in cash and have been made each quarter since the issuance of the Series C Preferred Stock. The holders of Series C Preferred Stock have the right to optional redemption upon a Change of Control, as that capitalized term is defined in Article III Section 6 of the Articles of Amendment. At any time after issuance, the Company can elect to redeem the Series C Preferred Stock for a premium. Due to the redeemable nature of the Series C Preferred Stock, the capital resides outside the stockholders' equity (deficit) section in the mezzanine section of the balance sheet, following long-term debt. This treatment is consistent with the hybrid characteristics of the issue.

         In February 2000, Westar Security Inc.'s parent, Protection One, transferred its shares of Guardian preferred stock to Protection One Investments, Inc. in connection with Protection One's transfer of the latter to Westar Capital, a subsidiary of Western.

         The holders of the Series D Preferred Stock do not have any right to nominate directors unless and until conversion of the Series D Preferred Stock. After giving effect to the transactions, Protection One Investments, Inc. presently owns approximately 29% of the outstanding capital stock of the Company on a fully-diluted as-converted basis.

Heller Credit Facility

         In June 2000, the Company's credit facility with its senior lender, Heller Financial, Inc. ("Heller"), was amended: (i) to extend the expiration date to June 30, 2002 from May 31, 2001, for which the Company paid a renewal fee of $150,000; and (ii) to improve the Company's borrowing base calculation through termination.

2000 Developments

         In accordance with the Stock Repurchase Program authorized by the Board of Directors in October 1998, the Company purchased 288,000 and 197,800 shares of its Class A Common Stock, during the years ended December 31, 2000 and December 31, 1999, respectively. In accordance with Florida securities law, the shares were concurrently retired. The treasury shares acquired in connection with the October 1998 investment by Protection One have also been retired. The excess of the cost of the treasury shares over issuance price of the retired shares resulted in charges to accumulated deficit of approximately $0.2 million and $4.4 million in 2000 and 1999, respectively.

Market Overview and Trends

         The Company's monitored account base consists primarily of the owners of single family residences, builders of and homeowners within residential development communities and the owners and tenants of commercial establishments. For new business, the Company targets builders of residential development communities and the owners and tenants of commercial establishments.

         The security alarm industry is characterized by a high degree of fragmentation and currently is comprised of a small number of relatively large competitors and a large number of small providers of alarm systems and services. A survey published by SDM Magazine in May 2000 reported that in 1999, based upon information provided by its respondents, the 100 largest companies in the alarm industry (the smallest of which reported 1999 revenues of $2.0 million) accounted for approximately 28% of industry revenues. The Company believes that thousands of smaller alarm service companies, because of their size, have higher overhead expenses as a percentage of revenues than the Company and lack access to capital on terms as attractive as those available to the Company. Moreover, due to a decline in security system installation prices over the last two years, security alarm companies participating in market growth typically make a substantial investment in each new subscriber. In order to be competitive, security alarm companies often sell equipment at or below cost in the expectation of generating future recurring monitoring revenues. Consequently, access to capital has become an increasingly important factor in a security alarm company's success.

         The residential security alarm market has been characterized by growth more rapid than the commercial market, but the overall level of market penetration is thought to be still relatively low. The Company believes that several factors have spawned an increased demand for residential security alarm systems in the markets where the Company operates, including public concern about crime and the prevalence of insurance company discounts to homeowners who purchase alarm systems, which discounts are typically larger when alarm systems are monitored by a central station. In addition, insurance companies may require that businesses install an alarm system as a condition to obtaining or renewing insurance coverage.

         The Company enjoys the benefits of operating in two separate sectors of the industry: high-grade commercial and moderate to high-end residential. By operating in both sectors, economic strength in one may subsidize any weaknesses that may occur in the other, a reputation earned in one sector may carry over into the reputation for the other, and cash flow from commercial projects may help fund investments in the residential market.

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

         Large, consumer-oriented companies in industries facing deregulation, including local telephone companies and electric and gas utilities, such as Southern California Edison, Southern Company, Inc., Western, and SBC Communications, Inc., invested in the security alarm industry during the period from 1996 to 1999. Except for SBC Communications, Inc., regional Bell operating companies ("RBOCs") had been prohibited from owning assets in the alarm industry until early 2001. In late 2000 and early 2001, some of the utility entrants exited the industry by selling their security alarm assets. Nevertheless, the Company believes telecommunications and utility companies remain interested in offering their customers additional services, including security services, as a means of enhancing customer loyalty and reducing future risk of losing customers in a fully competitive environment. As an example, in March 2001, BellSouth Corporation announced an alliance with a security company to offer security systems and services under the BellSouth brand name.

         The entrance by such large companies into the security alarm business poses the threat that such companies will engage in price wars with other companies in the alarm industry. Such price wars, if they were to occur, could have a materially adverse effect on the Company's financial condition. The Company has, however, successfully developed one strategic partnership with a utility, Western Resources, and believes it is an attractive partner for other companies seeking to enter this industry. As evidenced by Westar Capital's total investment of $21.5 million cash in Guardian, the Company believes that its strategic alliance with this and other affiliates of Western has helped and will help the Company's competitive position by: (i) improving the Company's financial strength by increasing the Company's equity; (ii) lowering its cost of capital; (iii) improving its appeal to potential sellers of alarm accounts or alarm companies; and (iv) improving and expanding acquisition and investment opportunities made available to the Company.

Business Strategy

         The Company has never had net income and has a history of consistent and sometimes significant net losses. The Company has two core strategies: (i) generating monitoring contracts through its own sales and installation efforts; and (ii) acquiring alarm monitoring contracts. The first core strategy requires a cost infrastructure that results in lower operating margins than are achievable by companies that only acquire and service alarm monitoring contracts. In order to pursue the second core strategy of acquiring alarm monitoring contracts, the Company has chosen to issue yield-bearing instruments (such as senior debt or preferred stock). The Company's present amortization policy for those acquired contracts results in significant amortization costs. The issuance of yield-bearing instruments results in related interest and dividend expense. The Company believes that these strategies, which emphasize creating long-term value over short-term net income, will result in the Company's recording of net losses until such time as: (i) the Company's cash flow from its increased customer base allows it to reduce significantly its indebtedness and related interest costs; and (ii) the Company's amortization expense, through the passage of time and recognition of account losses, is reduced.

         The Company's growth strategy through 1998 emphasized implementation of an aggressive and strategic acquisition plan. Since 1994, Guardian has acquired more than thirty alarm companies and/or portfolios of customer monitoring contracts from existing alarm companies. The financing for these acquisitions has been derived from an initial $7 million credit facility with Heller, which has been replaced by the Company's Renewed Credit Facility of $20 million (see "Management's Discussion and Analysis - Liquidity and Capital Resources - Capital Resources"), with Company stock and with the proceeds from several investments by Western and Protection One (see - "Description of Business - History").

         Management believes that numerous acquisition opportunities continue to be available and the Company intends to continue to pursue acquisitions of alarm companies and of portfolios of subscriber accounts, some of which may be significant to the Company's expected future growth. Through its 1998 acquisition of Mutual, the Company has expanded its operations outside of Florida and into New York. The Company plans to continue pursuing other acquisitions outside Florida, not only in New York, but in major metropolitan areas throughout North America. Acquisitions of account portfolios, thus far, have been achieved primarily through the acquisition of alarm companies and secondarily through purchases of alarm contracts from independent alarm dealers.

         Since 1998, the Company's internal sales efforts have been responsible for most of the Company's MRR growth. The Company has various marketing programs in place intended to generate additional subscribers, including the Company's affiliation with First Alert Professional, an equipment manufacturer that provides a variety of joint marketing programs. The Company has also expanded its line of services and products it offers to encompass: (i) remote monitoring of video and access control systems (e.g., www.GoAccessControl.com); and (ii) installation of residential structured wiring and advanced commercial fire systems. The Company expects that its internal sales programs will create accounts in excess of attrition, affording the Company moderate growth even in the absence of significant acquisitions.

         Based on projections for new home starts from its builder clients and rising sales of residential structured wiring systems, management expects additional revenue from the Company's new construction residential installations. The Company is under contract with builders of new home developments in South Florida and the greater Tampa Bay area. The Company is one of the leading providers of alarm systems to the new residential construction market in the state of Florida.

         The Company's commercial business units in Florida and New York are among the leaders in their respective areas. The Company broadened geographic coverage in the Northeast via its 1998 acquisition of Stat-Land Burglar Alarm Systems & Devices, Inc. and has increased its direct sales representation and product lines offered in Florida.

         In 1999, the Company became an authorized distributor of the Home Director product line of structured wiring systems. The Company believes that its representation of an advanced structured wiring solution enhances its ability to compete for large new residential development projects and to realize more attractive financial returns from that work. Also, in 2000, the Company added South Florida to the areas where it is an authorized distributor for Edwards Systems Technology, Inc., a leading manufacturer of fire alarm and life safety systems.

         The financial strategy for effecting the business goals is enhanced by the Company's relationships with Western and its subsidiaries (see - "Description of Business - History"). The Company believes that the relationships will enhance its access to capital for the future, affording management the ability to focus on executing the business strategy. Some of the relationship's many potential benefits are enumerated in "Description of Business - Market Overview and Trends" above.

Equipment and Technology

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

         The Company invests every year in monitoring hardware upgrades. These enhancements enable the Company to link its New York City, Staten Island, Tampa, and Miami offices into the main system. Furthermore, the Company has a number of web sites (www.GuardianInternational.com, www.4Guardian.com, www.4Mutual.com, www.Statland.com, www.PrepareandProtect.net, www.GoAccessControl.com, www.95cam.com) that are used for both informational purposes and marketing, as well as sites where customers can make routine requests for small items, request service, and order additional security equipment. These enhancements enable a large part of the Company to share one customer database and to improve its efficiency in the areas of monitoring, service routing, and internal communication. This investment increased capacity and improved the productivity of operators and other administrative staff using the automation and accounting systems. The Company expects to upgrade its security monitoring system periodically as necessary to keep up with technological advances.

         The Company currently utilizes MAS software for its automation, service and billing system. MAS technology gives the Company the ability to automate numerous aspects of information that were previously processed manually. In addition, such technological advancements as the provision of alphanumeric alarm indications give the Company the ability to process data efficiently with little or no human interaction.

         The Company's central monitoring systems currently have the capacity to monitor up to approximately 250,000 subscribers with moderate upgrades to the storage and processor capacity of its existing hardware system. Moreover, the operating facility would require minimal physical changes to accommodate such a volume of accounts.

Marketing

         In 2000, the Company's marketing activities consisted primarily of acting on referrals and a limited amount of advertising and direct mail solicitations. As mentioned above (see - "Description of Business - Market Overview and Trends"), the Company elected to become a First Alert Professional(TM) dealer to enhance its direct sales efforts. The Company's employees are members of industry and community organizations to enhance the Company's reputation with influential business and community leaders.

         The Company maintains an expansive web presence for marketing information about the Company and its capabilities and is using services based on the Internet to differentiate itself from its competition. In 2000, the Company introduced www.GoAccessControl.com, an Internet-based service for managing access control systems.

         The Company is successfully positioned in commercial and residential markets as the innovator in providing advanced security solutions including remotely managed access control systems and monitored video systems for commercial locations and structured wiring systems for new homes.

Competition

         Competitive conditions vary within each segment of the security industry. The largest segment is composed of security system dealers. Most of these companies have fewer than twenty employees, average 150-850 customer accounts, are usually under-capitalized, are owner-managed, and do not have their own central monitoring stations.

         According to a survey published by SDM Magazine in May 2000, the 100 largest companies in the security industry accounted for approximately 28% of the industry's total revenue in 1999. Therefore, the vast majority of industry revenue is generated by smaller alarm service companies.

         Only a small number of companies provide both wholesale and retail monitoring. The barriers to entry in this segment are high due to the large investment required to equip and to conform facilities for UL approval. This segment is divided into national and regional firms. The Company believes that large regional companies, such as Guardian, have a competitive advantage relative to large national companies, because they have access to capital and technology required to compete on an even basis with the national companies while enjoying the marketing advantage of offering "local" monitoring and service.

         There are a number of larger companies which may have significantly greater capital and resources than the Company (see - "Description of Business - Market Overview and Trends"). The following chart reflects the size of Guardian as compared to the nine largest alarm companies. The information was obtained from the May 2000 issue of SDM Magazine.

                                             1999 Revenue          Number of
                                            (in  millions)         Accounts
                                            --------------         --------
Company
ADT Security Services                           $1,700            2,780,000
Protection One Alarm Monitoring, Inc.              605            1,623,000
SecurityLink from Ameritech                        530            1,215,000
Brink's Home Security, Inc.                        229              643,000
Honeywell Security Products                        221              275,000
Edison Security Services                            90              250,000
Slomin's Security                                   80              133,000
Vector Security, Inc.                               68              112,400
Bay Alarm Co.                                       50               69,600
Guardian International, Inc.                        18               25,800


Government Regulation

         The Company's operations are subject to federal, state, county and municipal laws, regulations and licensing requirements. The Company's employees include four State of Florida licensed low-voltage electrical contractors. In addition, the Company believes it holds all the licenses required to operate in the counties and municipalities in Florida in which it is presently providing services. In New York, the Company is qualified to provide low-voltage electrical services, uniformed response services and fire monitoring for customers.

         Because the Company operates a central monitoring station and installs burglar and fire alarms, the State of Florida requires that the Company's employees directly involved in the monitoring of customers and the provisioning of field repair services complete a certification program and that the Company maintain a license to conduct its monitoring business. The Company believes that it holds the necessary licenses to conduct its business and that it is in compliance with all licensing and regulatory requirements in each jurisdiction in which it operates.

         The Company relies on the use of telephone lines and radio frequencies to transmit signals and relay alarm calls. The cost and type of equipment that may be employed for telephone lines is regulated by the federal and state governments. The use and operation of radio frequencies is regulated by the Federal Communications Commission and the state public utilities commissions.

Trademarks

         During 1997, the Company filed an application with the United States Patent and Trademark Office ("USPTO") to register the mark "Security by Guardian International" with "G" design. In late 1997, the Company received a written office action from the USPTO denying registration of the marks The Company has registered the "Guardian International Security" with a "G" design and a "G" logo mark in the state of Florida. The Company has been using these two marks in connection with security services in Florida since January 1993 without third party opposition. The Company holds a service mark registration with the USPTO for the mark "Mutual Central Alarm Services, Inc." and design for use in connection with security services.

         In 1998, the Company filed a new trademark application for the mark "Security by Guardian International" and "G" design which is presently pending before the USPTO. In 2000, the Company filed trademark applications with the USPTO for the marks "Prepare and Protect" and "Gibraltar Security Alarm Systems" for use with security services which are presently pending before the USPTO.

         The Company is currently monitoring its trademarks: Guardian International, Gibraltar Security Alarm Services, Alarm Control, Inc., Mutual Central Alarm Services, Inc. and Gator Telecom, Inc., in order to evaluate the availability and feasibility of continuing to operate under these separate trademarks or to consolidate them into one name. Currently, there are no pending or threatened litigation or claims relating to the Company's trademarks. Also, to the best of the Company's knowledge, there are no unasserted possible claims or assessments that may call for financial disclosure. No assurances can be given that third parties will not attempt to assert superior trademark rights in similar marks or that the Company will be able to successfully enforce and protect its rights in its trademarks against third party infringers.

Employees

         At December 31, 2000, the Company employed 219 full-time employees. Any future increase in the number of employees will depend upon growth of the Company's business.

Research and Development and Environmental Issues

         The Company does not conduct any research and development activity.

         The Company has the need to dispose of many batteries, which constitute environmentally sensitive waste. The used batteries are stored in the Company's warehouses until such time as they are transported to a recycling center for disposal.

Item 2.  Description of Property
- -------  -----------------------

         The Company leases its corporate headquarters from Guardian Investments, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company (see Item 12 - Certain Relationships and Related Transactions). The Company's corporate headquarters occupies a 12,000 square foot building, which houses a central monitoring station, offices and warehouse facilities, located in Hollywood, Florida. The lease expires on December 31, 2002, but the Company has a renewal option for an additional five years under the same terms and conditions. The annual rent is approximately $121,000, with annual increases not to exceed three percent (3%). For 2000, the rent increased at the allowed 3% rate. The terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party.

         The Company leases space with Windbrook Realty in New York, New York. The lease expires in December 2004, with a renewal option for an additional five years under the same terms and conditions. The 3,500 square feet of leased space houses a central monitoring station, offices and warehouse facilities. The annual rent is approximately $93,000.

         The Company also leases office space in Miami and Tampa, Florida and in Staten Island, New York. The leases expire on various dates through July 2003 and most are renewable at the option of the Company.

Item 3.  Legal Proceedings
- -------  -----------------

         The Company experiences routine litigation in the normal conduct of its business. The Company believes that any such pending litigation will not have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

         The Company's annual meeting was held on June 5, 2000. The following number of votes were cast for the matters indicated:

1.       Election of Board of Directors

                 Director                           For             Withheld
              ---------------                    ----------       ------------
              Harold Ginsburg                    7,147,792           10,320
              Richard Ginsburg                   6,856,898          301,214
              Sheilah Ginsburg                   7,147,792           10,320
              Darius G. Nevin                    6,857,398          300,714
              William Remington                  7,149,292            8,820
              Douglas T. Lake                    7,149,292            8,820
              Joel A. Cohen                      7,149,792            8,320
              David Heidecorn                    7,149,792            8,320

2. Ratification of Arthur Andersen, LLP as the independent accountants for the Company for the year ending December 31, 2000

                    For           Against       Abstain        Non-vote
                    ---           -------       -------        --------
                 7,150,812         5,500         1,800            -

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
- -------  --------------------------------------------------------

         The Class A Common Stock has been publicly traded under the symbol "GIIS.OB" since November 1996 through the OTC Bulletin Board.

         The following table set for the high and low bid information of the Class A Common Stock for the periods indicated below, as reported by the National Quotation Bureau during such periods.

                                              High                 Low
                                              ----                 ---
         1999
         ----
         1st Quarter                          $1.69               $0.84
         2nd Quarter                          $1.00               $0.78
         3rd Quarter                          $0.94               $0.55
         4th Quarter                          $0.75               $0.47

         2000
         ----
         1st Quarter                          $1.19               $0.48
         2nd Quarter                          $1.00               $0.66
         3rd Quarter                          $1.00               $0.66
         4th Quarter                          $1.31               $0.52

         The Company is authorized to issue 30,000,000 shares of Preferred Stock, of which 27,766 shares are issued and outstanding as of March 27, 2001. The Company is presently authorized to issue 100,000,000 shares of Class A Common Stock, of which 8,096,441 are outstanding as of March 27, 2001. There are approximately 116 holders of record of Class A Common Stock. The Company is authorized to issue 1,000,000 shares of Class B Common Stock, of which 634,035 shares are issued and outstanding as of March 27, 2001. Heller is the sole holder of record of the Class B Common Stock.

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

         To ensure compliance with Section 607.06401 of the Florida Statutes, the Company retained an independent appraisal firm to determine the sufficiency of assets to pay accrued dividends due on Januay 1, 2001. Based on the appraisal firm's assessment of the Company's assets in excess of all liabilities and preferential distribution rights at December 31, 2000, the Company subsequently paid the accrued dividends.

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

                                      Date of             Number of
  Purchaser                           Purchase          Common Shares
  ---------                           --------          -------------
  Terry Akins                          5/7/97               50,000

         On October 21, 1997 and November 24, 1997, pursuant to a Stock Purchase Agreement between the Company and Westar Capital, a subsidiary of Western, dated as of October 14, 1997, the Company issued 2,500,000 shares of Class A Common Stock and 1,875,000 shares of Series A Preferred Stock to Westar Capital The shares were subsequently exchanged in a transaction outlined above in "Description of Business-History". The issuance was exempt from registration under Section 4(2) of the Securities Act.

                               Date of         Number of          Aggregate
  Purchaser                   Purchases     Common Shares    Consideration Paid
  ---------                   ---------     -------------    -------------------
  Westar Capital, Inc.        10/16/97        2,500,000          $3,750,000
  Westar Capital, Inc.        11/24/97        1,875,000*         $3,750,000
* On an as-converted basis.

         On February 19, 1998, the Company issued 1,981,700 shares of Class A Common Stock, pursuant to a Stock Purchase Agreement dated February 23, 1998, as partial consideration in acquiring all of the outstanding common stock of Mutual. The shares were registered with the SEC, effective August 13, 1998.

                               Date of         Number of
  Purchaser                   Purchase       Common Shares
  --------                    --------       -------------
  Mutual Sellers               2/23/98         1,981,700


         On February 19, 1998, pursuant to a Stock Purchase Agreement between the Company and Westar Security, Inc., dated as of February 23, 1998, the Company issued 1,600,000 shares of Series B Preferred Stock at $2.50 per share, the proceeds of which were used in the funding of the Mutual acquisition. The issuance was exempt from registration under Section 4(2) of the Securities Act. The shares were subsequently exchanged in a transaction outlined above in "Description of Business-History".

                               Date of         Number of          Aggregate
  Purchaser                   Purchase      Common Shares    Consideration Paid
  ---------                   ---------     -------------    -------------------
  Westar Security, Inc         2/19/98       1,600,000 *         $4,000,000
* On an as-converted basis.

         In connection with the acquisition of the assets of Gator Telecom, Inc., the Company issued 94,937 shares of Class A Common Stock on March 9, 1998. The issuance was exempt from registration under Section 4(2) of the Securities Act.


                               Date of         Number of
  Purchaser                   Purchase       Common Shares
  --------                    --------       -------------
  Gator Telecom, Inc.          3/9/98           94,937

         On April 27, 1998, the Company issued 194,269 shares of Class A Common Stock, pursuant to a Stock Purchase Agreement dated April 27, 1998, as partial consideration in acquiring all of the outstanding common stock of Precision Security Systems, Inc. The issuance was exempt from registration under Section 4(2) of the Securities Act.

                               Date of         Number of
  Purchaser                   Purchase       Common Shares
  --------                    --------       -------------
  David Weston                 4/27/98         194,269

         On May 4, 1998, the Company issued 5,513 shares of Class A Common Stock to Terry E. Akins, for services performed in connection with an acquisition by the Company in December 1997. The issuance was exempt from registration under
Section 4(2) of the Securities Act.


                               Date of         Number of
  Purchaser                   Purchase       Common Shares
  --------                    --------       -------------
  Terry E. Akins               5/4/98           5,513

         On August 13, 1998, the Company issued 289,018 shares of Class A Common Stock, pursuant to a Stock Purchase Agreement, dated August 13, 1998, as partial consideration for the Company's acquisition of the outstanding common stock of Stat-Land Burglar Alarm Systems & Devices, Inc. The issuance was exempt from registration under Section 4(2) of the Securities Act.


                               Date of         Number of
  Purchaser                   Purchase       Common Shares
  --------                    --------       -------------
  Stat-Land Sellers            8/13/98          289,018

         On October 21, 1998, pursuant to a Stock Purchase Agreement between the Company and Westar Security, Inc., the latter exchanged its holdings of Class A common stock and Series A and Series B Preferred Stock for 16,397 shares of Series C 7% Redeemable Preferred Stock. In addition, the Company issued 10,000 shares of Series D 6% Convertible Preferred Stock with a liquidation value or $1,000 per share and a conversion price of $3.00 per share, the proceeds of which were used for working capital. The issuance was exempt from registration under Section 4(2) of the Securities Act.

                               Date of         Number of          Aggregate
  Purchaser                   Purchase      Common Shares    Consideration Paid
  ---------                   ---------     -------------    -------------------
  Westar Security, Inc.       10/21/98       3,333,333 *        $10,000,000
* Series D Preferred Stock on an as-converted basis.

Item 6.  Management's Discussion and Analysis of Financial Condition and
- -------  ----------------------------------------------------------------
        Results of Operations
        ---------------------

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

Overview

         The majority of the Company's revenue is derived from recurring payments for the monitoring, maintenance and leasing of security and fire systems, pursuant to contracts with initial terms typically ranging from one to five years. The remainder of the Company's revenue is derived from the sale and installation of security and fire systems and the servicing and upgrades of such installed systems. Monitoring and service revenues are recognized as the service is provided. On installations for which the Company retains title to the electronic security systems or provides monitoring services subsequent to the installation, the installation revenue is deferred and amortized over the longer of the term of the service agreement or the estimated life of the customer relationship. All other installation revenues are recognized in the period in which the installation is completed. All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. The excess is expensed in the period the installation is completed. Capitalized installation costs to the extent of deferred installation revenues are amortized over the longer of the term of the service agreement or the estimated life of the customer relationship. Capitalized costs in excess of deferred revenues are amortized over the initial term of the service agreement. Capitalized materials and direct labor costs are expensed as depreciation; capitalized commissions are expensed as cost of sales. When an account cancels, the deferred revenue balance and the capitalized cost balance are recognized.

         The Company has never had net income and has a history of consistent and sometimes significant net losses. The Company has two core strategies: (i) generating monitoring contracts through its own sales and installation efforts; and (ii) acquiring alarm monitoring contracts. The first core strategy requires a cost infrastructure that results in lower operating margins than are achievable by companies that only acquire and service alarm monitoring contracts. In order to pursue the second core strategy of acquiring alarm monitoring contracts, the Company has chosen to issue yield-bearing instruments (such as senior debt or preferred stock). The Company's present amortization policy for those acquired contracts results in significant amortization costs. The issuance of yield-bearing instruments results in related interest and dividend expense. The Company believes that these strategies, which emphasize creating long-term value over short-term net income, will result in the Company's recording of net losses until such time as: (i) the Company's cash flow from its increased customer base allows it to reduce significantly its indebtedness and related interest costs; and (ii) the Company's amortization expense, through the passage of time and recognition of account losses, is reduced.

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

                  EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor of cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the year ended December 31, 2000:

                                                                       Year Ended
                                                                     December 31, 2000
                                                                     -----------------
         Net loss before cumulative effect of change in                $(3,957,140)
         accounting principle
         Plus:
            Amortization of customer contracts                           4,702,478
            Depreciation and amortization                                2,021,782
            Interest expense and other                                   1,288,944
                                                                         ---------

               EBITDA                                                   $4,056,064
                                                                        ==========

         Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive under monitoring and service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of acquisition, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of acquired customers accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with accounting principles generally accepted in the United States. MRR at December 31, 2000 and 1999 was approximately $1,100,000 and $1,040,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference between gross MRR lost as the result of canceled subscriber accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the years ended December 31, 2000 and 1999 was less than 10%, on an annualized basis.

Adoption of Accounting Principle

         During the fourth quarter of 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), effective January 1, 2000. The adoption of SAB No. 101 is reflected as a cumulative effect of change in accounting principle of $3.1 million in the 2000 consolidated statements of operations contained herewithin. Accordingly, comparisons between operating results of 2000 and 1999 are not meaningful.

Consolidated Statements of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                                                     Year Ended December 31
                                                                                     ----------------------
                                                                                       2000          1999
                                                                                       -----        -----
         Revenues:
            Monitoring                                                                  69.8         63.3
            Installation and service                                                    30.2         36.7
                                                                                       -----        -----
         Total revenues                                                                100.0        100.0

         Operating expenses
            Monitoring                                                                  10.9         11.6
            Installation and service                                                    24.1         28.8
            Selling, general and administrative                                         42.9         39.3
                                                                                       -----        -----
                                                                                        77.9         79.7

         Income before interest expense, amortization and depreciation                  22.1         20.3

         Interest expense and other                                                      7.0          5.8
         Amortization of customer contracts                                             25.6         26.7
         Depreciation and amortization                                                  11.0          4.4
                                                                                       -----        -----
                                                                                        43.6         36.9
                                                                                       -----        -----
         Net loss before cumulative effect of change
             in accounting principle                                                   (21.5)       (16.6)
                                                                                       =====        =====

Years Ended December 31, 2000 and 1999

         Revenue. Total revenues were $18,338,725 for 2000 and $18,233,485 for 1999. Monitoring revenues increased by 11% to $12,794,056 during 2000, from $11,545,257 during 1999. Installation and service revenues were $5,544,669 during 2000, compared to $6,688,228 during 1999. Total retail subscribers numbered approximately 26,700 at December 31, 2000, compared to approximately 25,800 at December 31, 1999, a net increase of approximately 3%. The increase in monitoring revenues is due to the Company's internal account creation efforts.

         Operating Expenses. Total operating expenses, net of amortization of customer contracts and depreciation and amortization, were $14,282,661 for 2000, and $14,545,446 during 1999. Monitoring expenses decreased 6% to $2,001,950 during 2000, compared to $2,118,781 during 1999. As a percentage of monitoring revenues, monitoring expenses decreased to 16% in 2000, compared to 18% in 1999. The decrease in monitoring expenses was a result of realizing greater efficiencies in staffing and telecommunications costs. Installation and service costs were $4,412,053 for 2000, and $5,259,775 during 1999.

         Gross Profit. Total gross profit, defined as total revenues less monitoring, installation and service costs, was $11,924,722 in 2000 and $10,854,929 in 1999. Gross profit from monitoring revenues increased by 14% to $10,792,106 in 2000, compared to $9,426,476 in 1999. Gross profit from installation and service activities was $1,132,616 in 2000 and $1,428,453 in 1999.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") costs increased by 10% to $7,868,658 in 2000, compared to $7,166,890 during 1999. The increase in SG&A costs from 2000 to 1999 is related primarily to additional personnel and resources necessary to service the Company's growing customer base and to certain legal and other professional expenses. Included in SG&A is bad debt expense of $683,043 in 2000, compared to $452,450 in 1999. The increase in bad debt expense during 2000 from 1999 resulted from greater billings in 2000 compared to 1999 and from increasing the reserve for bad debt as a percentage of gross receivables.

         Amortization of Customer Contracts. Amortization of customer contracts decreased 4% to $4,702,478 during 2000, compared to $4,873,131 during 1999. Such costs are amortized over 10 years, unless contracts are canceled and not replaced by the corresponding independent alarm company, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense. The decrease in amortization arose from fewer cancellations in the Company's New York operations.

         Depreciation and Amortization. Depreciation and amortization in 2000 was $2,021,782 and, in 1999, was $805,641. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $11.9 million at December 31, 2000 from approximately $5.4 million at December 31, 1999, largely as a result of the Company's adoption of a new accounting principle as discussed in Note 1 to the accompanying consolidated financial statements).

         Interest Expense and Other. Interest expense and other increased 22% to $1,288,944 during 2000, compared to $1,050,922 during 1999. The increase in interest expense resulted from larger average borrowings and higher average interest rates under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility averaged approximately $10.5 million during 2000 compared to an average of approximately $7.3 million during 1999. As of March 27, 2001, the Company had approximately $11.4 million of borrowings under the Renewed Credit Facility.

         Net Loss. Net loss applicable to Common Stock for the year ended December 31, 2000 was approximately $8.8 million, or $(1.00) per share, basic and diluted, compared to a net loss of approximately $4.8 million, or $(0.52) per share, for the year ended December 31, 1999.

Selected Quarterly Financial Data (Restated)

         In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB No. 101") effective January 1, 2000. Accordingly, the Company's 10-QSB filings during 2000 are not reflective of this change in accounting principle and, in accordance with SAB No. 101, are required to be restated. The effects of this restatement by quarter are shown below. Adjustments to previously filed information are primarily reflective of the deferral of additional installation revenues and direct costs related to the Company's multiple-element arrangements with its customers.

                                      Three Months Ended March 30, 2000
                                   ---------------------------------------
                                    As Filed    Adjustments    Restated
                                    --------    -----------    --------
Net Sales                          $ 4,912,472  $  (545,256)  $ 4,367,216
Gross Profit                       $ 2,945,262  $   (30,761)  $ 2,914,501
Net Loss Before Cumulative
  Effect of Change in
  Accounting Principle             $  (621,032) $  (272,734)  $  (893,766)
Cumulative Effect of Change
  in Accounting Principle                       $(3,050,843)  $(3,050,843)
Preferred Stock Dividends          $   448,891                $   448,891

Net Loss Applicable to Common      $(1,069,923) $(3,323,577)  $(4,393,500)

Weighted Average Shares              9,018,476                  9,018,476

EPS Before Cumulative Effect
of Change in Accounting Principle  $     (0.07)               $     (0.10)
EPS Applicable to Common           $     (0.12)               $     (0.49)

                                     Three Months Ended June 30, 2000                 Six Months Ended June 30, 2000
                                    -----------------------------------            -------------------------------------
                                    As Filed    Adjustments    Restated            As Filed     Adjustments     Restated
                                    --------    -----------    --------            --------     -----------     --------
Net Sales                          $ 5,003,225  $(552,014)   $ 4,451,211         $ 9,915,697     $(1,097,270)   $ 8,818,427
Gross Profit                       $ 3,014,758  $(189,127)   $ 2,825,631         $ 5,960,020     $  (219,888)   $ 5,740,132
Net Loss Before Cumulative
  Effect of Change in
  Accounting Principle             $  (687,099) $(363,857)   $(1,050,956)        $(1,308,131)    $  (636,591)   $(1,944,722)
Cumulative Effect of Change
  in Accounting Principle                                                                        $(3,050,843)   $(3,050,843)
Preferred Stock Dividends          $   451,332               $   451,332         $   900,223                    $   900,223

Net Loss Applicable to Common      $(1,138,431) $(363,857)   $(1,502,288)        $(2,208,354)    $(3,687,434)   $(5,895,788)


Weighted Avg. Shares                 8,882,388                 8,882,388           8,950,432                      8,950,432

EPS Before Cumulative Effect
of Change in Accounting Principle  $     (0.08)              $     (0.12)        $     (0.15)                   $     (0.22)
EPS Applicable to Common           $     (0.13)              $     (0.17)        $     (0.25)                   $     (0.66)

                                   Three Months Ended September 30, 2000           Nine Months Ended September 30, 2000
                                   -------------------------------------           ------------------------------------
                                    As Filed    Adjustments    Restated            As Filed     Adjustments     Restated
                                    --------    -----------    --------            --------     -----------     --------
Net Sales                          $ 5,071,551  $ (439,022)  $ 4,632,529         $14,987,248     $(1,536,292)   $13,450,956
Gross Profit                       $ 2,981,694  $  (22,412)  $ 2,959,281         $ 8,941,714     $  (242,301)   $ 8,699,413
Net Loss Before Cumulative
  Effect of Change in
  Accounting Principle             $  (722,196) $ (243,567)  $  (965,763)        $(2,030,327)    $  (880,158)   $(2,910,485)
Cumulative Effect of Change
  in Accounting Principle                                                                        $(3,050,843)   $(3,050,843)
Preferred Stock Dividends          $   449,546               $   449,546         $ 1,349,769                    $ 1,349,769

Net Loss Applicable to Common      $(1,171,742) $ (243,567)  $(1,415,309)        $(3,380,096)    $(3,931,001)   $(7,311,097)



Weighted Avg. Shares                 8,730,476                 8,730,476           8,876,578                      8,876,578

EPS Before Cumulative Effect
of Change in Accounting Principle  $    (0.08)               $     (0.11)        $     (0.23)                    $    (0.33)
EPS Applicable to Common           $    (0.13)               $     (0.16)        $     (0.38)                    $    (0.82)

Liquidity and Capital Resources

         Capital Resources. As of December 31, 2000, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of:
(i) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility; and (ii) the Company's operating activities, which generated $4.1 million of EBITDA in the year ended December 31, 2000. At December 31, 2000, there was $5.3 million of availability under the Renewed Credit Facility. Cash flows from operating activities were $3.8 million for the year ended December 31, 2000.

         In May 1997, the Company refinanced its existing credit facility with Heller. Under the Renewed Credit Facility, the maximum credit facility available to the Company was increased from an existing $7.0 million to $15.0 million. In connection with the acquisition of Mutual, the Renewed Credit Facility was further amended to increase the maximum available to $20.0 million. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In relation to the October 1998 investment by Protection One (see Note 11 to Notes to Consolidated Financial Statements), Heller consented to amendments to conform the agreement with the transactions. In June 2000, the Renewed Credit Facility was amended:
(i) to extend the expiration date to June 30, 2002 from May 31, 2001, for which the Company paid a renewal fee of $150,000; and (ii) to improve the Company's borrowing base calculation through termination. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of December 31, 2000.

         The Renewed Credit Facility will be used primarily for acquisition and creation of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         In accordance with the Stock Repurchase Program authorized by the Board of Directors in October 1998, the Company purchased 288,000 and 197,800 shares of its Class A Common Stock during the years ended December 31, 2000 and 1999, respectively. In accordance with Florida securities law, the shares were concurrently retired. The treasury shares acquired in connection with the October 1998 investment by Protection One (see - "Description of Business - History") have also been retired. The excess of the cost of the treasury shares over issuance price of the retired shares resulted in charges to accumulated deficit of approximately $0.2 million and $4.4 million in 2000 and 1999, respectively.

         Liquidity. Net cash provided by operating activities during the year ended December 31, 2000 was approximately $3.8 million. The Company incurred a net loss of approximately $7.0 million during such period. Included in such loss, however, was the cumulative effect of a change in accounting principle of $3.1 million; depreciation and amortization expense, amortization of customer accounts, and amortization of deferred financing costs totaling approximately $6.8 million; cash outflows of approximately $0.4 million related to increases in accounts receivable and other assets and cash inflows of approximately $0.7 million related to net increases in liabilities.

         Net cash used in investing activities was approximately $2.9 million during the year ended December 31, 2000 and was comprised of the purchase of customer premise systems of approximately $3.5 million, the purchases of fixed assets of approximately $0.6 million and purchases of customer accounts of $0.4 million. The increase of unearned revenues revenues from customer premise systems reduced net cash used in investing activities by $1.6 million.

     Net cash used in financing activities was approximately $0.8 million, during the year ended December 31, 2000, consisting of borrowings of approximately $3.7 million reduced by repayments to Heller and other long-term debt of approximately $3.1 million, payment of cash dividends on preferred stock of approximately $1.1 million and open market purchases of the Company's stock of approximately $0.2 million. As of December 31, 2000, the Company's cash balance was $722,575, of which $37,831 is restricted for escrow purposes.

         Total shareholders' equity decreased by a net amount of $8.4 million during fiscal 2000 to $(4.2) million as of December 31, 2000. The net decrease resulted primarily from the payment and accrual of dividends on the Company's preferred stock of approximately $1.1 million, net loss before cumulative effect of change in accounting principle of approximately $4.0, and the cumulative effect of accounting change of approximately $3.1 million.

         Affiliation with Western Resources, Inc. As discussed above(see - "Description of Business - History"), Western indirectly holds a significant investment in the Company though its subsidiary, Westar Capital

         The Company does not currently have any significant commitments for capital outlays.

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

Item 7.  Financial Statements
- -------  --------------------

         Consolidated financial statements as of December 31, 2000 and for each of the two years then ended are contained herewithin.

Item 8.  Changes In and Disagreements With Accountants on Accounting and
- ------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------
         None.

                  GUARDIAN INTERNATIONAL, INC.
                  INDEX TO FINANCIAL STATEMENTS

                                                                                   Page

        Report of Independent Public Accountants                                    25

        Consolidated Balance Sheet                                                  26
            December 31, 2000

        Consolidated Statements of Operations                                       27
            For the Years Ended December 31, 2000 and 1999

        Consolidated Statements of Changes in Shareholders' Equity (Deficit)        28
            For the Years Ended December 31, 2000 and 1999

        Consolidated Statements of Cash Flows                                       29
            For the Years Ended December 31, 2000 and 1999

        Notes to Consolidated Financial Statements                                  30


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of Guardian International, Inc.:

We have audited the accompanying consolidated balance sheet of Guardian International, Inc. (a Florida corporation) and subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Dallas, Texas
     March 23, 2001

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

          ASSETS
          Current assets:
               Cash and cash equivalents                                                                   $     722,575
               Accounts receivable, net of allowance for doubtful accounts of $597,540                         2,236,898
               Current portion of notes receivable                                                                60,990
               Inventory                                                                                         974,730
               Other                                                                                              76,127
                                                                                                           -------------
                    Total current assets                                                                       4,071,320

          Property and equipment, net                                                                          8,216,599
          Customer accounts, net                                                                              23,285,365
          Goodwill and other intangible assets, net                                                            1,591,125
          Notes receivable, less current portion                                                                  61,498
          Deposits and other assets                                                                               88,647
                                                                                                           -------------
                    Total assets                                                                           $  37,314,554
                                                                                                           =============
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
          Current liabilities:
              Accounts payable and accrued expenses                                                        $   4,332,344
              Current portion of unearned revenue                                                              2,421,277
              Current portion of long-term obligations                                                           321,499
                                                                                                           -------------
                    Total current liabilities                                                                  7,075,120
          Unearned revenue, less current portion                                                               6,332,469
          Long-term obligations, less current portion                                                         11,741,507
                                                                                                           -------------
                    Total liabilities                                                                         25,149,096

          Commitments and contingencies (see Note 9)

          Redeemable preferred stock, 16,397 shares issued and outstanding                                    16,397,000

          Shareholders' equity (deficit):
          Preferred stock, $.001 par value, 30,000,000 shares authorized:
             Series D preferred stock, 10,725 shares issued and outstanding                                           11
          Class A voting common stock, $.001 par value, 100,000,000 shares
             authorized, 8,096,441 shares issued and outstanding                                                   8,097
          Class B non-voting common stock, $.001 par value, 1,000,000 shares
             authorized, 634,035 shares issued and outstanding                                                       634
          Additional paid-in capital                                                                          20,087,115
          Accumulated deficit                                                                                (24,327,399)
                                                                                                           -------------
                     Total shareholders' equity (deficit)                                                     (4,231,542)
                                                                                                           -------------
                     Total liabilities and shareholders' equity (deficit)                                  $  37,314,554
                                                                                                           =============

               The accompanying notes are an integral part of this
                        consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                        2000                          1999
                                                                    ------------                  ------------
Revenues:
     Monitoring                                                     $ 12,794,056                  $ 11,545,257
     Installation and service                                          5,544,669                     6,688,228
                                                                    ------------                  ------------
          Total revenues                                              18,338,725                    18,233,485
                                                                    ------------                  ------------

Operating expenses:
     Monitoring                                                        2,001,950                     2,118,781
     Installation and service                                          4,412,053                     5,259,775
     Selling, general and administrative                               7,868,658                     7,166,890
     Amortization of customer accounts                                 4,702,478                     4,873,131
     Depreciation and amortization                                     2,021,782                       805,641
                                                                    ------------                  ------------
          Total operating expenses                                    21,006,921                    20,224,218
                                                                    ------------                  ------------

          Operating loss                                              (2,668,196)                   (1,990,733)

Interest expense and other                                             1,288,944                     1,050,922
                                                                    ------------                  ------------

Net loss before cumulative effect of change in
   accounting principle                                               (3,957,140)                   (3,041,655)
                                                                    ------------                  ------------

Cumulative effect of change in accounting
   principle (Note 1)                                                 (3,050,843)                           --
                                                                    ------------                  ------------

           Net loss                                                   (7,007,983)                   (3,041,655)

Preferred stock dividends                                              1,791,316                     1,750,035
                                                                    ------------                  ------------

          Net loss applicable to common stock                       $ (8,799,299)                 $ (4,791,690)
                                                                    ============                  ============

Loss per common share                                               $      (1.00)                 $      (0.52)
                                                                    ============                  ============

Weighted average shares outstanding                                    8,839,853                     9,152,808
                                                                    ============                  ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                       Common Stock            Common Stock
                                             Preferred Stock              Class A                Class B           Additional
                                             ---------------              -------                -------            Paid-in
                                            Shares     Amount       Shares       Amount     Shares     Amount       Capital
                                            ------     ------       ------       ------     ------     ------       -------
Balance December 31, 1998                   10,120        $10     11,569,241    $11,569    634,035       $634    $23,336,470
  Series C Preferred Dividends                   -          -              -          -          -          -              -
  Series D Preferred Dividends                   -          -              -          -          -          -              -
  Purchase of treasury shares                    -          -              -          -          -          -              -
  Retirement of treasury shares                  -          -     (3,184,800)    (3,184)         -          -     (3,815,295)
  Equity issuance costs                          -          -              -          -          -          -         (4,391)
  Net loss                                       -          -              -          -          -          -              -
                                           -------      -----     ----------    -------    -------      -----    -----------
Balance December 31, 1999                   10,120      $  10      8,384,441    $ 8,385    634,035      $ 634    $19,516,784
                                           =======      =====     ==========    =======    =======      =====    ===========
  Series C Preferred Dividends                   -          -              -          -          -          -              -
  Series D Preferred Dividends                 605          1              -          -          -          -        605,433
  Purchase of treasury shares                    -          -              -          -          -          -              -
  Retirement of treasury shares                  -          -       (288,000)      (288)         -          -        (28,512)
  Equity issuance costs                          -          -              -          -          -          -         (6,590)
  Net loss                                       -          -              -          -          -          -              -
                                           -------      -----     ----------    -------    -------      -----    -----------
Balance December 31, 2000                   10,725      $  11      8,096,441    $ 8,097    634,035      $ 634    $20,087,115
                                           =======      =====      =========    =======    =======      =====    ===========



[Restubbed]


                                           Accumulated      Treasury
                                            Deficit          Shares         Total
                                            -------          ------         -----
Balance December 31, 1998                $(6,164,596)    (8,068,594)    $ 9,115,493
  Series C Preferred Dividends            (1,144,601)             -      (1,144,601)
  Series D Preferred Dividends              (605,434)             -        (605,434)
  Purchase of treasury shares                      -       (144,423)       (144,423)
  Retirement of treasury shares           (4,394,538)     8,213,017               -
  Equity issuance costs                            -              -          (4,391)
  Net loss                                (3,041,655)             -      (3,041,655)
                                        ------------    -----------     -----------
Balance December 31, 1999               $(15,350,824)   $         -     $ 4,174,989
                                        ============    ===========     ===========
  Series C Preferred Dividends            (1,147,792)             -      (1,147,792)
  Series D Preferred Dividends              (643,524)             -         (38,090)
  Purchase of treasury shares                      -       (206,076)       (206,076)
  Retirement of treasury shares             (177,276)       206,076               -
  Equity issuance costs                            -              -          (6,590)
  Net loss                                (7,007,983)             -      (7,007,983)
                                        ------------    -----------     -----------
Balance December 31, 2000               $(24,327,399)   $         -     $(4,231,542)
                                        =============   ===========     ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                     2000              1999
                                                                                     ----              ----
Cash flows from operating activities-
     Net loss                                                                     $(7,007,983)     $(3,041,655)
       Adjustments to reconcile net loss to net cash provided by
          operating activities-
          Cumulative effect of change in accounting principle                       3,050,843               --
          Depreciation and amortization                                             2,021,782        1,822,477
          Amortization of customer accounts                                         4,702,478        4,873,131
          Amortization of deferred financing costs                                    108,911          152,521
          Provision for doubtful accounts                                             698,046          482,450
     Changes in assets and liabilities,
          Accounts receivable                                                         (23,624)      (1,353,972)
          Deposits and other assets                                                  (373,812)        (236,356)
          Accounts payable and accrued expenses                                       662,157          241,278
                                                                                  -----------      -----------
               Net cash provided by operating activities                            3,838,798        2,939,874
                                                                                  -----------      -----------

Cash flows from investing activities-
     Purchase of fixed assets                                                        (603,963)        (625,926)
     Purchase of customer accounts                                                   (397,139)      (2,819,205)
     Unearned revenues from customer premise systems                                1,593,391          831,867
     Purchase of customer premise systems                                          (3,473,393)      (3,293,643)
                                                                                  -----------      -----------
               Net cash used in investing activities                               (2,881,104)      (5,906,907)
                                                                                  -----------      -----------

Cash flows from financing activities-
     Payments of long term obligations                                             (3,133,537)      (1,006,953)
     Proceeds from line of credit                                                   3,680,842        4,922,190
     Proceeds from equity issuance                                                     (6,590)          (4,391)
     Payment of cash dividends                                                     (1,147,792)      (1,087,213)
     Acquisition of treasury shares                                                  (206,076)        (144,423)
                                                                                  -----------      -----------
               Net cash provided by (used in) financing activities                   (813,153)       2,679,210
                                                                                  -----------      -----------

               Net increase (decrease) in cash and cash equivalents                   144,541         (287,823)

Cash and cash equivalents, beginning of year                                          578,034          865,857
                                                                                  -----------      -----------
Cash and cash equivalents, end of year                                            $   722,575      $   578,034
                                                                                  ===========      ===========

Supplemental disclosures-
     Interest paid                                                                $ 1,353,792      $   864,201
     Income taxes paid                                                                  1,449           44,000
Non cash investing and financing activities-
    Stock dividends on Series D preferred stock                                       643,526          605,434
    Contract holdbacks applied against accounts written off                            15,889           25,076






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

     Basis of Consolidation
     ----------------------
     The consolidated financial statements include the accounts of Guardian International, Inc., a Florida Corporation ("Guardian") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Liquidity
     ---------
     As of December 31, 2000, the Company maintained an accumulated deficit of $(24,327,399) and negative working capital of $(3,003,800). Net losses for 2000 and 1999 were $(7,007,983) and $(3,041,655), respectively. However, the Company generates annual cash flows, as evidenced by its cash flow from operations of $3,838,798 and $2,939,874 for 2000 and 1999, respectively.

     As of December 31, 2000, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of: (i) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (ii) recurring revenue from its security monitoring customer base. At December 31, 2000, there was approximately $5.3 million of availability under the Renewed Credit Facility.

     Revenue Recognition
     -------------------

     Installation Revenue. During the fourth quarter of 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission (the "SEC"), through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), the Company was required to change its accounting policy for revenue recognition of security and fire systems installations, effective January 1,2000. This change is reflected as a cumulative effect of change of accounting principle of $3.1 million in the accompanying consolidated statements of operations.

     Under SAB No. 101, on installations for which the Company retains title to the electronic security systems or provides monitoring services subsequent to the installation, the installation revenue is deferred and amortized over the longer of the term of the service agreement or the estimated life of the customer relationship. All other installation revenues are recognized in the period in which the installation is completed.

     Prior to the adoption of SAB No. 101, the Company deferred the excess of installation revenue over estimated selling costs and amortized such difference over the initial term of the non-cancelable customer monitoring/service contract (generally over five years). Costs attributed to providing the installations, which include direct labor, direct materials and direct overhead, were capitalized and amortized over a five year period. All other costs associated with the installation were charged to income in the period when the installation occurred.

     As a result of the change in accounting principle described above, for which restatement of prior years is not permitted, the Company's 2000 Installation Revenue is not directly comparable to prior years.

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

     Restricted Cash
     ---------------
     Included in cash and cash equivalents is restricted cash of $37,831 representing cash held in escrow pursuant to the Company's acquisition activity.

     Customer Accounts, Net
     ----------------------
     Customer accounts acquired from alarm dealers are reflected at cost. The cost of acquired accounts is based on the estimated fair value at the date of acquisition and included in "Customer accounts, net" in the accompanying consolidated balance sheet. Acquired customer accounts are capitalized and amortized on a straight-line basis over a ten-year period. For those accounts which cancel during the amortization period, an estimate of the remaining net book value of the accounts is expensed in the period in which the accounts cancel. It is the Company's policy to perform monthly evaluations of acquired customer account attrition and, if necessary, to adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts. Because expected cash flows continue to exceed the unamortized cost of customer accounts, the Company has not recorded an impairment loss.

     All direct installation costs, which include materials, direct labor and commissions, applicable to providing installation of internally generated customer accounts that result in deferred installation revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. Any such excess is expensed in the period the installation is completed. Capitalized installation costs to the extent of deferred installation revenues are amortized over the longer of the term of the service agreement or the estimated life of the customer relationship. Capitalized costs in excess of deferred revenues are amortized over the initial term of the service agreement. Capitalized materials and direct labor costs are expensed as depreciation; capitalized commissions are expensed as cost of sales. When an account cancels, the related deferred revenue balance and the capitalized cost balance are recognized in the same period.

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

     Inventories
     -----------
     Inventories, comprised of alarm systems and parts, are stated at the lower of cost or market.

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

     Concentration of Vendor Risk
     ----------------------------
     The Company purchases alarm systems for sale and installation from a small number of vendors. At December 31, 2000, approximately 40% of accounts payable were due to one supplier.

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

     Comprehensive Income (Loss)
     ---------------------------
     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" provides reporting and disclosure requirements for comprehensive income (loss) and its components within the financial statements. The Company had no comprehensive income components for the years ended December 31, 2000 and 1999, therefore, comprehensive loss is the same as net loss for both periods.

     Accounting Pronouncements
     -------------------------
     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 138 is required to be adopted effective January 1, 2001. Management has not traditionally been required to utilize derivative instruments in managing its business and does not anticipate utilizing them in 2001. Accordingly, the Company does not believe SFAS 133 will have a material effect on the Company's consolidated financial statements.

     Loss Per Common Share
     ---------------------

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed by dividing net loss attributable to common shareholders (net loss plus the preferred stock dividends) by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the convertible preferred stock is converted (exchange ratio 333.3333:1)into Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock") and the stock options to purchase shares of Class A Common Stock (see Note 12) are exercised, is the same as basic loss per share because the effect would be anti-dilutive for both 2000 and 1999. Additionally, options to purchase 253,902 shares of Class A Common stock were outstanding at December 31, 2000 but would not be included in a computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire on various dates through 2009. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:

                                                 Weighted Average Shares
                                                Outstanding for the Year
                                                   Ended December 31,
                                                   2000            1999
                                                 ---------      ---------
     Class A Common Stock                        8,205,818      8,518,773
     Class B Common Stock                          634,035        634,035
                                                 ---------      ---------
                                                 8,839,853      9,152,808
                                                 =========      =========

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred. Total advertising expense was $89,820 and $105,106 for the years ended December 31, 2000 and 1999, respectively.

     Segment Reporting
     -----------------
     For the years ended December 31, 2000 and 1999, the Company operated under a single reportable segment providing alarm monitoring services, and selling and installing alarm systems to residential and commercial customers in the United States. Accordingly, no further segment reporting beyond the consolidated financial statements is presented.

     Use of Estimates
     ----------------
     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification
     ----------------
     Certain 1999 amounts in the consolidated statements of operations, shareholders' equity and cash flows have been reclassified to conform to the 2000 presentation. Such reclassifications have no impact on the net loss reported for 1999.

2.       NOTES RECEIVABLE

     Notes receivable consist of the following at December 31, 2000:

      Installment sales                                         $100,288
      Notes with customers and dealers                            22,200
                                                                --------
                                                                 122,488
      Current portion                                            (60,990)
                                                                --------
      Notes receivable, less current portion                    $ 61,498
                                                                ========

     The above notes are repayable in monthly installments of principal and interest, will be fully repaid at various intervals during 2001 and 2002 and have interest rates varying from 6.0% to 18.85%. Certain installment sales with payment periods less than a year do not contain a finance component.

3.       INVENTORY

     Inventories consist of the following:

                                                           December 31, 2000
                                                           -----------------
      Electronic security systems and parts                     $698,583
      Work in process                                            276,147
                                                                --------
                                                                $974,730
                                                                ========

4.       CUSTOMER ACCOUNTS, NET

     The following is an analysis of the changes in acquired customer accounts for the year ended December 31, 2000:

      Balance, beginning of year                                 $ 27,364,201
         Purchase of customer accounts from dealers                   397,139
         Charges against contract holdbacks                           (15,889)
         Amortization of customer accounts                         (4,702,478)
         Other                                                        242,392
                                                                 ------------
      Balance, end of year                                       $ 23,285,365
                                                                 ============

     The accumulated amortization of customer accounts was $9,460,645 at December 31, 2000. In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $145,223 at December 31, 2000, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

5.       PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consists of the following at December 31, 2000:

     Property and equipment, at cost:
         Station equipment                                      $ 9,034,925
         Transportation vehicles                                    750,748
         Furniture and office equipment                           1,653,664
         Leasehold improvements                                     489,889
                                                                -----------
                                                                 11,929,226
     Accumulated depreciation and amortization                   (3,712,627)
                                                                -----------
                                                                $ 8,216,599
                                                                ===========

     Included in property and equipment at December 31, 2000 was $390,595 of assets held under capital leases. The accumulated depreciation on such assets at December 31, 2000 was $167,649.

     The depreciation and amortization charge related to property and equipment (including amortization of assets held under capital leases) was $1,824,382 and $525,266 for the years ended December 31, 2000 and 1999, respectively.

     The Company believes there are no impairments of long-lived assets based on review of expected cash flows from the use of such assets.


6.       GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets, net, consist of the following at December 31, 2000:

                                  Amortization
                                     Period
                                     ------
     At cost:
        Goodwill                     10 years          $ 1,898,100
        Deferred financing costs   2 - 3 years             992,529
        Other                      5 - 10 years            366,233
                                                       -----------
                                                         3,256,862
     Accumulated amortization                           (1,665,737)
                                                       -----------
                                                       $ 1,591,125
                                                       ===========

     The amortization of goodwill and other intangible assets was $197,400 and $280,375 for the years ended December 31, 2000 and 1999, respectively. Amortization of deferred financing costs, included in interest expense, was $108,911 and $152,521 for the years ended December 31, 2000 and 1999, respectively.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following at December 31, 2000:

     Trade accounts payable                            $  992,050
     Contract holdbacks                                   145,223
     Preferred dividends payable                          930,471
     Customer deposits                                  1,068,966
     Accrued expenses                                   1,195,634
                                                       ----------
                                                       $4,332,344
                                                       ==========

8.       LONG TERM OBLIGATIONS

      Long-term obligations consist of the following at December 31, 2000:

     Credit facility with financial institution                   $11,433,165
     Capital lease obligations                                        160,498
     Equipment notes payable and other                                469,343
                                                                  -----------
                                                                   12,063,006
     Less current portion                                            (321,499)
                                                                  -----------
     Long-term obligations, less current portion                  $11,741,507
                                                                  ===========

     Estimated maturities of long-term debt are as follows:
     2001                                                         $   321,499
     2002                                                          11,569,885
     2003                                                             113,736
     2004                                                              49,411
     2005 and thereafter                                                8,475
                                                                  -----------
                                                                  $12,063,006
                                                                  ===========

     Credit Facility. In connection with the acquisition of Mutual, the Company amended its credit facility (the "Renewed Credit Facility") with Heller Financial, Inc., the Company's senior lender. Under the Renewed Credit Facility, borrowings will bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2% and is collateralized by substantially all of the Company's assets. At December 31, 2000, the debt was bearing interest at varying rates. The $20.0 million total availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection with the investment by Westar Security, Inc. (See Note 11), in October 1998, Heller made other amendments to the Renewed Credit Facility to conform the agreement with the transactions. In June 2000, the Renewed Credit Facility was amended: (i) to extend the expiration date to June 30, 2002 from May 31, 2001, for which the Company paid a renewal fee of $150,000; and (ii) to improve the Company's borrowing base calculation through termination. The Renewed Credit Facility includes customary covenants including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of December 31, 2000. At December 31, 2000, there was approximately $5.3 million of availability under the Renewed Credit Facility.

     Capital Lease Obligations. During 1997, the Company entered into a lease agreement for central station equipment, expiring in 2002. The lease has been capitalized in accordance with generally accepted accounting principles using an interest rate of 10.51%. The future minimum payments under this lease are disclosed in Note 9.

     Equipment Notes. Equipment notes payable and other relate to purchases of vehicles and equipment and the purchase of an account portfolio. Interest rates vary from 5.9% to 13.5%. The notes are repayable in monthly installment of principal and interest through 2005.

9.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     Leased Facilities
     -----------------
     The Company leases its corporate headquarters from an affiliate which is owned by the principal shareholders of the Company. The Company's corporate headquarters occupies a 12,000 square foot building which houses its central monitoring facility located in Hollywood, Florida. The lease expires on December 31, 2002, but has a renewal option for an additional five years under the same terms and conditions. The annual rent in 2000 was approximately $121,000, with annual increases commencing January 2000 not to exceed three percent (3%). For 2000, the rent increased at the allowed 3% rate. Management believes that the terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party, in an arms length transaction.

     The Company leases space from Windbrook Realty in New York, New York. The lease expires in December 2004, with a renewal option for an additional five years under the same terms and conditions. The 3,500 square feet of leased space houses a central monitoring station, offices and warehouse facilities. The annual rent is approximately $93,000.

     The Company also leases office space in Miami and Tampa, Florida and in Staten Island, New York. The leases expire on various dates through July 2003 and most are renewable at the option of the Company.

     Future minimum payments under operating leases and capital leases (see Note
     8) are as follows:

                                                       Operating      Capital
                                                       ---------      -------
      2001                                              $297,489     $152,923
      2002                                               268,603       16,125
      2003                                               158,195           --
      2004                                               102,600           --
      2005                                                    --           --
      Thereafter                                              --           --
                                                              --           --
                                                        --------     --------
                                                        $826,887     $169,048
                                                        ========     ========
      Less interest                                                    (8,550)
                                                                     --------
      Capital lease obligations reflected
        as current ($144,788) and non-current
       ($15,710) portions of long-term obligations                   $160,498
                                                                     ========

10.      INCOME TAXES

     At December 31, 2000, the Company has net operating loss carry forwards for federal income tax purposes of approximately $4.5 million, which begin to expire in 2010. This net operating loss has been adjusted to reflect the change in accounting principle (see Note 1). The components of deferred tax assets and liabilities at December 31, 2000 are as follows:


      Deferred tax (liabilities) assets:
          Allowance for doubtful accounts - current             $   194,040
          Difference in amortization of customer contracts          832,037
          Net operating loss carryforwards                        1,772,453
          Installation activity                                   2,104,284
          Inventory reserve                                          22,035
                                                                -----------
                                                                  4,924,849
          Less valuation allowance                               (4,924,849)
                                                                -----------
      Net deferred tax (liabilities) assets                     $        --
                                                                ===========

     The Company's 2000 and 1999 losses have not been benefited for financial reporting purposes because it is more likely than not that the Company will be unable to generate sufficient future taxable income to offset such losses.

11.      SHAREHOLDERS' EQUITY

     In October and November 1997, the Company issued 2,500,000 shares of Class A Common Stock for $1.50 per share ($3,750,000 in the aggregate) and 1,875,000 newly authorized shares of Series A 9 3/4% Convertible Cumulative Preferred Stock for $2.00 per share ($3,750,000 in the aggregate) to Westar Capital a subsidiary of Western Resources, Inc. ("Western"). Such shares were subsequently assigned by Westar Capital to Westar Security, Inc., a subsidiary of Western's majority owned security business, Protection
     One, Inc. ("Protection One"). The proceeds of the $7,500,000 investment were used to reduce debt and for acquisitions.

     In February 1998, the Company issued 1,600,000 newly authorized shares of Series B 10 1/2% Convertible Cumulative Preferred Stock, par value $.001 ("Series B Preferred Stock") to Westar Security, Inc. for $2.50 per share ($4,000,000 in the aggregate). The proceeds of the $4,000,000 investment were used in the acquisition of Mutual.

     Both issuances of the Preferred Stock paid quarterly preferred stock dividends. A total of 143,100 dividend shares of Series A Preferred Stock and 104,232 dividend shares of Series B Preferred Stock were issued in 1998.

     On October 21, 1998, Protection One's subsidiary, Westar Security, Inc., exchanged 2,980,000 shares of Class A Common Stock, 2,037,133 shares of Series A Preferred Stock (both of which were previously held by Western and contributed to Protection One in their merger) and 1,704,232 shares of Series B Preferred Stock for 16,397 shares of Series C 7% Redeemable Cumulative Preferred Stock, par value $.001 ("Series C Preferred Stock"), of the Company. After giving effect to the transactions, the Company had approximately 9.2 million shares of Common Stock outstanding including 634,035 shares of Class B Non-Voting Common Stock, par value $.001 per share. The Company retired the Series A Preferred Stock and the Series B Preferred Stock, subsequent to the exchange transaction.

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

     Also on October 21, 1998, Westar Security, Inc. purchased 10,000 shares of Series D 6% Convertible Cumulative Preferred Stock, par value $.001 ("Series D Preferred Stock"), of the Company for $10 million. The proceeds of the sale of the Series D Preferred Stock were used to pay down long-term debt.

     The holders of Series D Preferred Stock have no voting rights until such shares are converted into Class A Common Stock except that the holders of Series D Preferred Stock are allowed to vote on an as-converted basis with the holders of Class A Common Stock under the following circumstances: (i) until the third anniversary of the date of issuance, upon a Change in Control, as defined; or (ii) at any time the Series D Preferred Stock is outstanding, under an Event of Default, as that capitalized term is defined in Article III Section 7 of the Articles of Amendment. During November 2000, the Company amended the terms of its Series D Preferred Stock to eliminate the redemption feature that occurred upon a Change of Control, as defined. That feature was replaced with a provision that allows for redemption by the holder of the Series D Preferred Stock in the event that certain significant shareholders dispose of their holdings. However, those significant shareholders must seek the approval of the Company prior to disposing of their shares. These changes were effected to more clearly reflect the intentions of the parties at the time of the issuance of the Series D Preferred Stock. After the third anniversary of issuance, the Company can elect to redeem the Series D Preferred Stock for a premium.

     In February 2000, Westar Security's parent, Protection One, transferred its shares of Guardian preferred stock to Protection One Investments, Inc. in connection with Protection One's transfer of the latter to Westar Capital, a subsidiary of Western.

     In accordance with the Stock Repurchase Program authorized by the Board of Directors in October 1998, the Company purchased 288,000 and 197,800 shares of its Class A Common Stock during the years ended December 31, 2000 and 1999, respectively. In accordance with Florida securities law, the shares were concurrently retired. The treasury shares acquired in connection with the October 1998 investment by Protection One have also been retired. The excess of the cost of the treasury shares over issuance price of the retired shares resulted in a charge to accumulated deficit.

12.      STOCK OPTIONS

     During 1999, the Company issued options to purchase shares of common stock at exercise prices ranging from $0.69 to $0.81 per share, which equals fair value on the dates of grant, to various employees and two directors. The options are exercisable on a pro rata basis on the anniversary dates of the agreements under which they were granted.

     On December 31, 2000, options to purchase 174,720 shares expired unexercised.

     The following is a summary of stock option activity for the years ended December 31, 2000 and 1999:

                                                               Weighted
                                               Option       Average Exercise
                                               Shares           Price
                                               ------           -----
     Outstanding at December 31, 1998          803,622           $1.66
        Granted                                241,500           $0.73
        Cancelled                                   --              --
        Expired                                     --              --
                                            ----------           -----
     Outstanding at December 31, 1999        1,045,122           $1.44
                                            ==========
        Granted                                     --              --
        Cancelled                                   --              --
        Expired                               (174,720)          $2.00
                                            ----------
     Outstanding at December 31, 2000          870,402           $1.33
                                            ==========
     Exercisable at 12/31/99                   503,833           $1.59
                                            ==========
     Exercisable at 12/31/00                   522,769           $1.50
                                            ==========

     The following table summarizes stock options outstanding and exercisable at December 31, 2000:

                                                                               Weighted Average          Weighted
                                               Number of         Number of           Remaining           Average
                             Exercise           Options           Options       Contractual Life in     Exercise
        Description           Price           Outstanding       Exercisable            Years              Price
        -----------           -----           -----------       -----------            -----              -----
     1997 options             $2.50            100,000          100,000                 1                 $2.50
     1997 options             $0.84            200,000          160,000                 7                 $0.84
     1998 options             $0.84            175,000           85,000                 7                 $0.84
     1998 options             $1.73             53,902           28,227                 8                 $1.73
     1998 options             $3.25            100,000           66,667                 7                 $3.25
     1999 options             $0.81             75,000           30,000                 8                 $0.81
     1999 options             $0.69            166,500           52,875                 9                 $0.69
                                               -------           ------
     Totals                                    870,402          522,769
                                               =======          =======

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company, for options issued to employees, to either recognize expense for stock based awards based on the fair value on the date of grant or provide footnote disclosure regarding the impact of such charges. The Company continues to account for employee stock options pursuant to APB No. 25. Accordingly, the Company does not record compensation costs unless the market price exceeds the exercise price on the date of the grant.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted, the pro forma net loss applicable to common shares and net loss per common share for the year ended December 31, 1999 and 2000 would have been as follows:

                                                              1999              2000
                                                              ----              ----
     Net loss applicable to common shares:
         As reported                                      $(4,791,690)          $(8,799,299)
         Pro forma for SFAS No. 123                        (5,009,208)           (9,035,369)

     Net loss per common share:
         As reported                                      $     (0.52)          $     (1.00)
         Pro forma for SFAS No. 123                       $     (0.55)          $     (1.02)


     The weighted average fair value of options granted, estimated on the date of grant, was $0.73 for the year ended December 31, 1999. The fair value of options granted during 1999 was estimated on the date of grant using the following weighted average assumptions:

                                                        Year Ended
                                                     December 31, 1999
                                                     -----------------
     Dividend yield                                         0.00%
     Expected stock price volatility                      121.41%
     Risk free interest rate                                6.27%
     Expected option life                                10 years


13.      401(k) SAVINGS PLAN

     The Company established a voluntary 401(k) Savings Plan (the "Plan") for its employees effective July 1, 1998. Employees who are over the age of 21 and have completed six months of service with the Company are eligible to participate in the Plan.

     The Company matches 10% of the first 4% of each employee's contribution. Participants have a choice of several investing options for their contributions and have sole direction over the investment of their contributions. The Company's contributions to the Plan for the years ended December 31, 2000 and 1999 were approximately $18,800 and $15,900, respectively.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of December 31, 2000. A summary of the background and experience of each of these individuals is set forth following the table. Under the Company's by-laws, directors hold office for a period of one year, at which time the shareholders elect new directors. Further, under the Company's by-laws, directors hold office until their successors are elected and qualified.

 Name                    Age   Position
 Richard Ginsburg (1)    32    Chief Executive Officer, President, Director
 Harold Ginsburg (1)     68    Chairman of the Board of Directors
 Sheilah Ginsburg (1)    62    Secretary, Treasurer, Director
 Darius G. Nevin         43    Vice President, Chief Financial Officer, Director
 William Remington       71    Director
 Terry Akins             54    Chief Operating Officer, Vice President
 Douglas T. Lake         50    Director
 David Heidecorn         44    Director
 Joel A. Cohen           61    Vice President, Director, President of Mutual
 Raymond L. Adams        71    Vice President of Mutual

- --------------
 (1)  Harold and Sheilah Ginsburg are married and Richard Ginsburg is their son.

Harold Ginsburg

         Mr. Ginsburg was a co-founder and the President of Guardian from its inception in 1993 until August 15, 1996. Mr. Ginsburg is an acknowledged authority on electronic/computer technology security systems and has personally developed high-tech security systems for many well-known regional and national firms. Mr. Ginsburg also has served as a consultant to financial organizations and government agencies throughout Latin America and Europe. In addition to being regarded as an international consultant in the alarm service and monitoring industry, he is responsible for the start-up of several successful security companies, including Guardsman Security Corporation ("Guardsman"), which he owned and operated from 1983 to 1991. In 1991, Guardsman was sold to Alert Centre, Inc., now owned by ADT Security, Inc. In 1978, Mr. Ginsburg founded Gibraltar Central Security Corporation, which he partially owned and operated until 1982, at which time Gibraltar Central was sold to Security Centres of London, England.

         Mr. Ginsburg does not hold directorships in any other reporting companies.

Sheilah Ginsburg

         Mrs. Ginsburg was a co-founder of Guardian. She is responsible for the human resources and certain other administrative functions of the Company. Prior to her participation in the development of Guardian, Mrs. Ginsburg was the Vice President/Controller of Guardsman, a business similar to Guardian.

         Mrs. Ginsburg does not hold directorships in any other reporting companies.

Richard Ginsburg

         Mr. Ginsburg was a co-founder of Guardian and has been a Director of the Company since its inception. He has been President and Chief Executive Officer of Guardian since August 1996. He received a Bachelor of Science degree in communications from the University of Miami. He subsequently served as Central Station Manager of Guardsman from 1987 to 1990. Mr. Ginsburg then became Operations Manager for Alert Centre, Inc., another security alarm company, a position he filled from 1990 to 1992.

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

Douglas T. Lake

         Mr. Lake has been a Director of the Company since April 1998. Mr. Lake is a Director, and Executive Vice President and Chief Strategic Officer of Western Resources, Inc., a public company which, through its wholly-owned subsidiary, maintains a material investment in the Company. From 1995 to 1998, Mr. Lake was Senior Managing Director of Investment Banking with Bear Stearns & Company in New York City. Prior to 1995, he was Managing Director with Dillon Reed & Company in New York City. Mr. Lake holds a B.A. from Trinity College in Hartford, Connecticut and an M.B.A. from Amos Tuck School at Dartmouth.

         Mr. Lake also holds a directorship with Oneok, Inc, a publicly-held company, and is Chairman of the Board of Protection One, Inc., a publicly-held company in the security monitoring business.

William Remington

         Mr. Remington has been a director of the Company since 1996. Mr. Remington is a Canadian citizen and resident and, for twenty-one years, was the Director General of the Town of Hampstead, Quebec, Canada. In addition, Mr. Remington has participated in the design and installation of central monitoring stations for alarm monitoring companies located in Montreal, Canada; Kingston, Jamaica; London, England and Florida.

         Mr. Remington does not hold directorships in any other reporting companies.

David Heidecorn

         Mr. Heidecorn has been a director of the Company since May 1999. Mr. Heidecorn is the Chief Financial Officer of Catterton Partners, a growth equity fund. Mr. Heidecorn served as Executive Vice President, Chief Financial Officer and a director of Alarmguard Holdings, Inc. from 1992 until February 1999 when the company was sold to Tyco/ADT. From 1986 to 1992, Mr. Heidecorn was employed by GE Capital Corporation as a Vice President in the Leveraged Finance Group and a Senior Vice President for the Corporate Finance Group. He received his B.A. in Economics from Lehigh University and his M.B.A. in Finance from Columbia University.

         Mr. Heidecorn does not hold directorships in any other reporting companies.

Terry E. Akins

         Mr. Akins served as president of ACI, which he co-founded in 1970, between 1989 and 1997. From 1970 to 1989, Mr. Akins served as Vice President of ACI. In addition, Mr. Akins has been active with local, state and national alarm associations, having served in 1989 as President of the Alarm Association of Florida, an association he co-founded in 1970. Mr. Akins received a Bachelor of Science from the Georgia Institute of Technology in 1969.

         Mr. Akins does not hold directorships in any other reporting companies.

Joel A. Cohen

         Mr. Cohen is Vice President of the Company and President of Mutual. Mr. Cohen has served as President of Mutual since March 1989. He holds a B.A. from Brooklyn College and an M.B.A. from LIU in Brooklyn.

         Mr. Cohen does not hold directorships in any other reporting companies.

Raymond L. Adams

         Mr. Adams is Vice President of Mutual. He has served as Vice President of Mutual since January 1991. Mr. Adams holds a B.A. from Syracuse University.

         Mr. Adams does not hold directorships in any other reporting companies.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based upon review of these filings and written representations from the directors and officers, all required filings were timely made in 2000.

Item 10.  Executive Compensation

Executive Compensation

         The following sets forth certain information regarding the aggregate cash and other compensation paid to or earned by the executive officers of the Company.

                                                          Year       Salary            Bonus      Other
                                                          ----       ------            -----      -----
  Richard Ginsburg                                        2000        $175,000  (1)         --     $14,935  (2)
      President and CEO, Director                         1999         128,890              --      14,149
                                                          1998         100,000              --      12,219
  Darius G. Nevin                                         2000         143,308  (3)         --      14,480  (2)
      Vice President and Chief Financial Officer,         1999         135,000              --      13,492
      Director                                            1998         135,537              --      12,084
  Joel A. Cohen                                           2000         156,212  (4)     92,091      12,979  (2)
      Vice President, President and CEO of Mutual,        1999         152,305          31,158      10,586
      Director                                            1998         135,577              --      10,928
  Terry E. Akins                                          2000         145,384  (5)         --      29,295  (2),(6)
      Chief Operating Officer, Vice President             1999         142,500              --      29,390
                                                          1998         144,808              --      12,559

(1) Mr. Ginsburg's annualized compensation was increased to $175,000 in September 1999. In March 2001, Mr. Ginsburg's severance agreement was amended to reflect paying $750,000 in the event of termination without Cause, as defined, or resignation with Good Reason, as defined. The amendment was entered into in connection with Mr. Ginsburg's agreement, at the request of the Company, to restrict the transfer of his shares of Guardian Class A Common Stock. This matter arose in connection with the November 2000 amendment to the terms of the Company's Series D Preferred Stock.
(2) Included in other annual compensation are auto allowances and payments for medical insurance coverage.
(3) Mr. Nevin joined the Company in October 1997, with the execution of his employment agreement. In April 2000, his salary was increased to an annualized rate of $147,000.
(4) Mr. Cohen joined the Company in February 1998, with the execution of his employment agreement. The annualized compensation for 1998 for Mr. Cohen was $150,000 and has been increased on each anniversary by the change in the cost of living. The bonuses paid were earned in the prior fiscal year.
(5) Mr. Akins joined the Company in May 1997, with the execution of his employment agreement. The annualized compensation for 2000, 1999, and 1998 for Mr. Akins was $150,000. Mr. Akins took extra vacation time in each year for which he was not compensated.
(6)   Included in other annual compensation is amount related to incentive plan.

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

None

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

         The following table sets forth information with respect to the beneficial ownership as of March 27, 2001 of Class A Common Stock by (i) each Director of the Company; (ii) the Chief Executive Officer; and (iii) all named directors and executive officers of the Company as a group. On March 27, 2001, there were 8,096,441 shares of Class A Common Stock issued and outstanding.

                                                 Amount and Nature of       Percent of
     Name and Address of Beneficial Owner       Beneficial Ownership (1)     Class (2)
     ------------------------------------       --------------------         --------
     Harold and Sheilah Ginsburg (3), (4)             1,767,066                21.8
     Richard Ginsburg (3)                               719,596 (5)             8.8
     Darius G. Nevin (3)                                192,000 (5)             2.3
     Terry E. Akins (3)                                 161,513 (10)            2.0
     William Remington (3)                               30,000 (6)              *
     Douglas T. Lake (3)                                 60,000 (7)              *
     Joel A. Cohen (8)                                  258,009 (9)             3.2
     Raymond Adams (8)                                  448,589 (10)            5.5
     David Heidecorn (11)                                55,000 (12)             *
     All Directors and Executive Officers
        as a Group (13)                               3,691,773                42.7

- -------------------
     * Represents less than 1% of outstanding Voting Stock.

(1) Each director and executive officer has sole voting and investment power with respect to the shares beneficially owned.
(2) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares of Class A Common Stock which such person has the right to acquire on or within 60 days after March 27, 2001. For purposes of computing the percentage of the class of Class A Common Stock held by each person named above, any shares which such person has or has the right to acquire on or within 60 days after March 27, 2001 are deemed to be outstanding for such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) The address of such shareholder is c/o the Company, 3880 North 28th Terrace, Hollywood, Florida 33020-1118.
(4) 1,717,066 of Harold and Sheilah Ginsburg's shares are owned jointly as tenants by the entireties.
(5)   Includes 80,000 options which are immediately exercisable.
(6)   Comprised of 30,000 options which are immediately exercisable.
(7)   Comprised of 60,000 options which are immediately exercisable.
(8) The address of such shareholder is c/o Mutual Central Alarm Services, Inc., 10 West 46th Street, New York, New York, 10036.
(9)   Includes 60,000 options which are immediately exercisable.
(10)  Includes 100,000 options which are immediately exercisable.
(11) The address of such shareholder is c/o Catterton Partners, 7 Greenwich Office Park, Greenwich, Connecticut, 06830.
(12)  Includes 45,000 options which are immediately exercisable.
(13) Includes Messrs. Harold Ginsburg, Richard Ginsburg, Nevin, Remington, Lake, Cohen, Heidecorn, Akins, Adams and Mrs. Ginsburg.

Security Ownership of Certain Beneficial Owners

         The following table sets forth information with respect to the beneficial ownership as of March 27, 2001 of any person (including any "group") known by the Company to be the beneficial owner of more than 5% of any class of stock.


                                    Name and Address of Beneficial           Amount and Nature of      Percent of
              Title of Class                 Owner                          Beneficial Ownership (1)  Class (2)(3)
              --------------                 -----                          --------------------      ------------
     Preferred Stock (4)           Protection One Investments, Inc. (6)             11,369 (7)           100.0

     Class A Common Stock          Harold and Sheilah Ginsburg (8), (9)          1,767,066                21.8

     Class A Common Stock          Richard Ginsburg (8)                            719,596 (10)            8.8

     Class A Common Stock          Rhonda Ginsburg (8)                             629,245                 7.8

     Class A Common Stock          Estate of Norman Rubin                          501,827                 6.2

     Class A Common Stock          Raymond Adams                                   448,589                 5.5

     Class B Non-Voting Common     Heller (11)                                     634,035                 7.3 (12)

(1) Unless otherwise indicated, the Company believes that each beneficial owner listed in the above table has sole voting and investment power with respect to the shares beneficially owned.
(2) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares which such person has the right to acquire on or within 60 days of March 27, 2001. For purposes of computing the percentage of the class held by each person named above, any shares which such person has or has the right to acquire on or within 60 days after March 27, 2001 are deemed to be outstanding for such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) On a fully diluted basis as of March 27, 2001, Protection One Investments, Inc. holds 28.9%, Harold Ginsburg and Sheilah Ginsburg hold 13.5%, Richard Ginsburg holds 5.5%, Rhonda Ginsburg holds 4.8% and Heller holds 4.8% of the outstanding securities of the Company.
(4) Shares of Preferred Stock are not convertible until at least the third anniversary of their issuance on October 21, 1998, at a rate of one share for 333.3333 shares of Class A Common Stock.
(5) Class B Common Stock is immediately convertible into Class A Common Stock on a share-for-share basis at any time.
(6) The address for Protection One Investments, Inc., is 818 S. Kansas Avenue, Topeka, Kansas, 66601. Protection One Investments, Inc. is the sole holder of all of the outstanding shares of Preferred Stock.
(7)   The amount includes stock dividends accumulated through March 27, 2001.
(8) The address for such shareholder is c/o the Company, 3880 N. 28th Terrace, Hollywood, Florida, 33020-1118.
(9) 1,717,066 of Harold and Sheilah Ginsburg's shares are owned jointly as tenants by the entireties.
(10)  Includes 80,000 options which are immediately exercisable.
(11) Heller is the sole holder of all of the outstanding shares of Class B Common Stock. The address for Heller is 500 West Monroe Street, Chicago, Illinois, 60661.
(12)  Represents the percent of outstanding shares of Common Stock.

Item 12. Certain Relationships and Related Transactions

         The Company leases its corporate headquarters from Guardian Investments, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company.

         The corporate headquarters occupies a 12,000 square foot building, which houses the Company's central monitoring station, offices and warehouse facilities, located at 3880 North 28 Terrace, Hollywood, Florida 33020. The telephone number is (954) 926-5200. The lease expires on December 31, 2002, but has a renewal option for an additional five years under the same terms and conditions. The annual rent is approximately $121,000, with annual increases not to exceed three percent (3%). Management believes the terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party.

Item 13.  Exhibits and Reports on Form 8-K

Exhibits

 3(i) Articles of Incorporation dated July 7, 1999 incorporated by reference to Exhibit 3(i) of the Company's Form 10-QSB filed August 13, 1999.
 3(ii) Amended and Restated By-Laws of the Company dated March 2, 2000 incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB filed March 30, 2000.
 3(iii) Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed with the Florida Secretary of State on March 9, 2000 incorporated by reference to Exhibit 3(iii) of the Company's Form 10-KSB filed March 30, 2000.
 3(iv) Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed with the Secretary of State on March 30, 2001.
 4(a) Specimen Stock Certificate incorporated by reference to Exhibit 4(a) of the Company's Form 10-QSB filed August 13, 1999.
10(a) Amended and Restated Loan and Security Agreement with Heller Financial, Inc. dated as of February 23, 1998, incorporated by reference to Exhibit 10(j) of the Company's Form 10-KSB filed March 31, 1998.
10(b) Stock Purchase Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(a) of the Company's Form 8-K filed as of March 10, 1998.
10(c) Registration Rights Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(b) of the Company's Form 8-K filed as of March 10, 1998.
10(d) Escrow and Pledge Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(c) of the Company's Form 8-K filed as of March 10, 1998.
10(e) Employment Agreement with Joel A. Cohen dated as of February 1, 1998 incorporated by reference to Exhibit 10(d) of the Company's Form 8-K filed as of March 10, 1998.
10(f) Employment Agreement with Raymond L. Adams dated as of February 1, 1998 incorporated by reference to Exhibit 10(e) of the Company's Form 8-K filed as of March 10, 1998.
10(g) Asset Purchase Agreement effective as of March 9, 1998 incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed as of March 24, 1998.
10(h) Warranty Bill of Sale dated as of March 5, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed as of March 24, 1998.
10(i) Assignment and Assumption Agreement dated as of March 5, 1998 incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed as of March 24, 1998.
10(j) Guaranty Agreement dated as of March 9, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed as of March 24, 1998.
10(k)        Escrow Agreement dated March 9, 1998 incorporated by reference to
             Exhibit 10(e) to the Company's Form 8-K filed as of March 24, 1998.
10(l) Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to Exhibit 10(f) to the Company's Form 8-K filed as of March 24, 1998.
10(m) Amendment to Registration Rights Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(gg) to the Company's Form 10-KSB filed as of March 31, 1998.
10(n) Stock Subscription Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(hh) to the Company's Form 10-KSB filed as of March 31, 1998.

10(o) Stock Purchase Agreement dated as of April 27, 1998, incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB filed as of August 14, 1998.
10(p) Employment Agreement with David Weston between Precision and the Company dated as of April 27, 1998, incorporated by reference to
             Exhibit 10(b) to the Company's Form 10-QSB filed as of August 14, 1998.
10(q) Indemnification Agreement between sellers of Precision and the Company dated April 27, 1998, incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed as of August 14, 1998.
10(r) Confidentiality, Noncompetition and Nonsolicitation Agreement with Alan Dubow dated April 27, 1998, incorporated by reference to
             Exhibit 10(d) to the Company's Form 10-QSB filed as of August 14, 1998.
10(s) Confidentiality, Noncompetition and Nonsolicitation Agreement with Richard Clark dated April 27, 1998, incorporated by reference to
             Exhibit 10(e) to the Company's Form 10-QSB filed as of August 14, 1998.
10(t) Confidentiality, Noncompetition and Nonsolicitation Agreement with Jeff Chivers dated April 27, 1998, incorporated by reference to
             Exhibit 10(f) to the Company's Form 10-QSB filed as of August 14, 1998.
10(u) Stock Purchase Agreement dated as of August 13, 1998, incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB filed as of November 16, 1998.
10(v) Escrow Agreement dated as of August 13, 1998, incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB filed as of November 16, 1998.
10(w) Employment Agreement between Vincent Monardo and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed as of November 16, 1998.
10(x) Employment Agreement between Kevin Killea and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(d) to the Company's Form 10-QSB filed as of November 16, 1998.
10(y) Employment Agreement between Michael Assenza and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(e) to the Company's Form 10-QSB filed as of November 16, 1998.
10(z) Employment Agreement between Paul Ferrara and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(f) to the Company's Form 10-QSB filed as of November 16, 1998.
10(aa) 1999 Stock Option Plan incorporated by reference to Exhibit A to the Company's Schedule 14-A filed as of May 27, 1999.
10(bb) Severance Agreement between Darius G. Nevin and the Company dated January 19, 2000 incorporated by reference to Exhibit 10(bb) of the Company's Form 10-KSB filed March 30, 2000.
10(cc) Severance Agreement between Richard Ginsburg and the Company dated January 19, 2000 incorporated by reference to Exhibit 10(cc) of the Company's Form 10-KSB filed March 30, 2000.
10(dd) Non-Qualified Stock Option Agreement between Douglas T. Lake and the Company, effective April 28, 1998 incorporated by reference to
             Exhibit 10(dd) of the Company's Form 10-KSB filed March 30, 2000.
10(ee) Non-Qualified Stock Option Agreement between David Heidecorn and the Company, effective May 12, 1999 incorporated by reference to
             Exhibit 10(ee) of the Company's Form 10-KSB filed March 30, 2000.
10(ff) Non-Qualified Stock Option Agreement between William Remington and the Company, effective September 13, 1999 incorporated by reference to Exhibit 10(ff) of the Company's Form 10-KSB filed March 30, 2000.
10(gg) Stock Option Agreement between Richard Ginsburg and the Company, effective October 15, 1997 incorporated by reference to Exhibit 10(gg) of the Company's Form 10-KSB filed March 30, 2000.

10(hh)       Stock Option Agreement between Darius G. Nevin and the Company, effective October 15, 1997 incorporated by reference to Exhibit
             10(hh) of the Company's Form 10-KSB filed March 30, 2000.
10(ii)       Stock Option Agreement between Joel Cohen and the Company, effective February 23, 1998 incorporated by reference to Exhibit
             10(ii) of the Company's Form 10-KSB filed March 30, 2000.
10(jj)       Stock Option Agreement between Raymond Adams and the Company, effective February 23, 1998 incorporated by reference to Exhibit
             10(jj) of the Company's Form 10-KSB filed March 30, 2000. Form of
             Amendment No. 1 to Severance Agreement between Richard Ginsburg and the Company.
10(kk)       Form of Amendment No. 1 to Severance Agreement between Richard
             Ginsburg and the Company.
10(ll)       Form of Agreement among Richard Ginsburg, Sheilah Ginsburg, Harold
             Ginsburg and the Company.
21           List of subsidiaries

Reports on Form 8-K
- -------------------

         No reports were filed on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GUARDIAN INTERNATIONAL, INC.


                                      By:  /s/ RICHARD GINSBURG
                                            ------------------------------------
                                           Richard Ginsburg
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                             Title                       Date
       ---------                             -----                       ----
/s/ HAROLD GINSBURG                 Chairman of the Board of
                                      Directors                   March 30, 2001
- --------------------------------
Harold Ginsburg


/s/RICHARD GINSBURG                 Director, President and       March 30, 2001
- ---------------------------------     Chief Executive Officer
Richard Ginsburg                      (Principal Executive
                                      Officer)


/s/DARIUS G. NEVIN                  Director, Vice President      March 30, 2001
- ---------------------------------     and Chief Financial
Darius G. Nevin                       Officer (Principal
                                      Financial and Principal
                                      Accounting Officer)

/s/SHEILAH GINSBURG                Director, Secretary and        March 30, 2001
- ---------------------------------     Treasurer
Sheilah Ginsburg