Form 10QSB
period 2001-03-31
GUARDIAN INTERNATIONAL INC
filed 2001-05-15
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

                  For the quarterly period ended March 31, 2001

[   ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                For the transition period from ______ to _______

                         Commission File Number 0-28490

                          GUARDIAN INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Florida                                     58-1799634
    -------------------------------                     -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

          3880 N. 28 Terrace                              (954) 926-5200
       Hollywood, Florida 33020                      (Issuer's telephone number)
(Address of principal executive offices)


         As of May 14, 2001, there were 8,096,441 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           Transitional Small Business Disclosure Format (Check one):

                              YES        NO   X
                                  -----     -----

                          GUARDIAN INTERNATIONAL, INC.

                                Table of Contents

                                                                       Page No.
                                                                       --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial  Statements

                Consolidated Balance Sheets as of March 31, 2001 and
                     December 31, 2000                                    1

                Consolidated Statements of Operations  for the
                     Three Months Ended March 31, 2001 and 2000           2

                Consolidated Statement of Changes in Shareholders'
                     Equity for the Three Months Ended March 31, 2001     3

                Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 2001 and 2000           4

                Notes to Consolidated Financial Statements                5

Item 2.         Management's Discussion and Analysis                      9

PART II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                         16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                March 31,       December 31,
                                                                                                   2001            2000
                                                                                               ------------     ------------
                                                                                               (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                                 $    266,361     $    722,575
     Accounts receivable, net of allowance for doubtful accounts of
        $334,335 and $597,540, respectively                                                       2,429,465        2,236,898
     Current portion of notes receivable                                                             60,990           60,990
     Inventory                                                                                    1,147,793          974,730
     Other                                                                                          124,907           76,127
                                                                                               ------------     ------------
          Total current assets                                                                    4,029,516        4,071,320

Property and equipment, net                                                                       8,619,929        8,216,599
Customer accounts, net                                                                           22,181,907       23,285,365
Goodwill and other intangible assets, net                                                         1,507,674        1,591,125
Notes receivable, less current portion                                                              106,913           61,498
Deposits and other assets                                                                            88,647           88,647
                                                                                               ------------     ------------
          Total assets                                                                         $ 36,534,586     $ 37,314,554
                                                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                                      $  4,545,934     $  4,332,344
    Current portion of unearned revenue                                                           2,444,223        2,421,277
    Current portion of long term obligations                                                        273,873          321,499
                                                                                               ------------     ------------
          Total current liabilities                                                               7,264,030        7,075,120
Unearned revenue, less current portion                                                            6,705,478        6,332,469
Long term obligations, less current portion                                                      11,811,656       11,741,507
                                                                                               ------------     ------------
          Total liabilities                                                                      25,781,164       25,149,096

Redeemable preferred stock, 16,397 shares issued and outstanding                                 16,397,000       16,397,000

Shareholders' equity:
Preferred stock, $.001 par value, 30,000,000 shares authorized
   Series D preferred stock, 10,725 shares issued and outstanding                                        11               11
Class A voting common stock, $.001 par value, 100,000,000 shares authorized,
   8,096,441 shares issued and outstanding                                                            8,097            8,097
Class B non-voting common stock, $.001 par value, 1,000,000 shares
   authorized, 634,035 shares issued and outstanding                                                    634              634
Additional paid-in capital                                                                       20,087,115       20,087,115
Accumulated deficit                                                                             (25,739,435)     (24,327,399)
                                                                                               ------------     ------------
           Total shareholders' equity                                                            (5,643,578)      (4,231,542)
                                                                                               ------------     ------------
           Total liabilities and shareholders' equity                                          $ 36,534,586     $ 37,314,554
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

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the Three Months Ended
                                                            --------------------------------
                                                              March 31,           March 31,
                                                                2001                2000
                                                            -----------          -----------
Revenues:
     Monitoring                                             $ 3,304,819          $ 3,117,339
     Installation and service                                 1,819,984            1,249,877
                                                            -----------          -----------
          Total revenues                                      5,124,803            4,367,216
                                                            -----------          -----------
Operating expenses:
     Monitoring                                                 500,269              512,152
     Installation and service                                 1,435,602              940,563
     Selling, general and administrative                      2,054,788            1,807,509
     Amortization of customer accounts                        1,137,296            1,232,234
     Depreciation and amortization                              627,179              472,088
                                                            -----------          -----------
          Total operating expenses                            5,755,134            4,964,546
                                                            -----------          -----------
          Operating loss                                       (630,331)            (597,330)

Interest and other                                              333,876              296,436
                                                            -----------          -----------
Net loss before cumulative effect of change
    in accounting principle                                    (964,207)            (893,766)
                                                            -----------          -----------
Cumulative effect of change in accounting principle                  --           (3,050,843)
                                                            -----------          -----------
          Net loss                                             (964,207)          (3,944,609)

Preferred stock dividends                                       447,829              448,891
                                                            -----------          -----------
          Net loss applicable to common stock               $(1,412,036)         $(4,393,500)
                                                            ===========          ===========

Loss per common share                                       $     (0.16)         $     (0.49)

Weighted average shares outstanding                           8,730,476            9,018,476
                                                            ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                          Series D         Common Stock     Common Stock
                                       Preferred Stock       Class A          Class B      Additional
                                       --------------   ----------------   ---------------   Paid-in      Accumulated
                                       Shares  Amount   Shares    Amount   Shares   Amount   Capital        Deficit        Total
                                       ------  ------   ------    ------   ------   ------   -------        -------        -----
Balance December 31, 2000              10,725  $  11   8,096,441  $8,097   634,035  $ 634   $20,087,115  $(24,327,399)  $(4,231,542)

  Series C Preferred Stock Dividends       --     --          --      --        --     --            --      (286,948)     (286,948)
  Series D Preferred Stock Dividends       --     --          --      --        --     --            --      (160,881)     (160,881)
  Net loss                                 --     --          --      --        --     --            --      (964,207)     (964,207)
                                       ------  -----    --------  ------   -------  -----   -----------   -----------   -----------
Balance March 31, 2001                 10,725  $  11    8,096,441 $8,097   634,035  $ 634   $20,087,115  $(25,739,435)  $(5,643,578)
                                       ======  =====    ========= ======   =======  =====   ===========  ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                           For the Three Months Ended
                                                                         -------------------------------
                                                                          March 31,             March 31,
                                                                            2001                  2000
                                                                         -----------          -----------
Cash flows from operating activities:
     Net loss                                                            $  (964,207)          (3,944,609)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Cumulative effect of change in accounting principle                     --            3,050,843
          Depreciation and amortization                                      627,179              472,088
          Amortization of customer accounts                                1,137,296            1,232,234
          Amortization of deferred financing costs                            36,602               17,862
          Provision for doubtful accounts                                    171,000              129,028
     Changes in assets and liabilities, net of acquisitions:
          Accounts receivable                                               (363,567)             143,059
          Deposits and other assets                                         (267,260)             (26,044)
          Accounts payable and accrued expenses                               52,709             (261,954)
                                                                         -----------          -----------
               Net cash provided by operating activities                     429,752              812,507
                                                                         -----------          -----------

Cash flows from investing activities:

     Purchase of fixed assets                                               (139,215)            (124,797)
     Purchase of customer accounts                                           (10,819)            (209,079)
     Unearned revenues from customer premise systems                         395,955              576,816
     Capitalization of customer premise systems                             (867,462)            (798,530)
                                                                         -----------          -----------
               Net cash used in investing activities                        (621,541)            (555,590)
                                                                         -----------          -----------

Cash flows from financing activities:
     Payments of long term obligations                                      (667,452)            (795,701)
     Proceeds from line of credit                                            689,975              632,895
     Proceeds from stock issuance                                                 --               (6,590)
     Payment of cash dividends                                              (286,948)            (286,948)
                                                                         -----------          -----------
               Net cash used in financing activities                        (264,425)            (456,344)
                                                                         -----------          -----------

               Net decrease in cash and cash equivalents                    (456,214)            (199,427)

Cash and cash equivalents, beginning of period                               722,575              578,034
                                                                         -----------          -----------
Cash and cash equivalents, end of period                                 $   266,361              378,607
                                                                         ===========          ===========

Supplemental disclosures:
     Interest paid                                                       $   306,645          $   437,557
Non cash investing and financing activities:
    Contract holdbacks applied against accounts written off                    6,971                3,972



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements of Guardian International, Inc. ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("the SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB.

     Revenue Recognition
     -------------------
     Installation Revenue. During the fourth quarter of 2000, as a result of new interpretations of generally accepted accounting principles by the SEC, through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), the Company was required to change its accounting policy for revenue recognition of security and fire systems installations, effective January 1, 2000. This change is reflected as a cumulative effect of change of accounting principle of $(3.1) million in the accompanying consolidated statements of operations for the three months ended March 31, 2000.

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

     Cost Accounting
     ---------------
     All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. The excess is expensed in the period the installation is completed. Capitalized installation costs to the extent of deferred installation revenues are amortized over the longer of the term of the service agreement or the estimated life of the customer relationship. Capitalized costs in excess of deferred installation revenues are amortized over the initial term of the service agreement. Capitalized materials and direct labor costs are expensed as depreciation; capitalized commissions are expensed as cost of sales. When an account cancels, the deferred revenue balance and the capitalized cost balance are recognized.

     Reclassification
     ----------------
     Certain 2000 amounts in the consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.       PROPERTY AND EQUIPMENT, NET

     During the three months ended March 31, 2001, the Company expended approximately $1.0 million for the purchase of fixed assets, including subscriber premises equipment approximating $867,000.

3.       CUSTOMER ACCOUNTS, NET

         The following is an analysis of the changes in acquired customer accounts:

                                                                Three Months Ended     Year Ended
                                                                     March 31,        December 31,
                                                                       2001               2000
                                                                    ----------        -----------
         Balance, beginning of period                              $23,285,365        $27,364,201
            Purchase of customer accounts from dealers                  10,819            397,139
            Charges against contract holdbacks                          (6,971)           (15,889)
            Amortization of customer accounts                       (1,137,296)        (4,702,478)
            Other                                                       29,990            242,392
                                                                    ----------       ------------
         Balance, end of period                                    $22,181,907        $23,285,365
                                                                   ===========        ===========

     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $131,017 and $145,223 at March 31, 2001 and December 31, 2000, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net, consist of the following:

                                                    Amortization           March 31,        December 31,
                                                       Period                2001              2000
                                                       ------             ---------        -----------
     At cost:
        Goodwill                                       10 years           $1,898,100       $ 1,898,100
        Deferred financing costs                     2 - 3 years             992,529           992,529
        Other                                        5 - 10 years            366,233           366,233
                                                                          ----------       -----------
                                                                           3,256,862         3,256,862
     Accumulated amortization                                             (1,749,188)       (1,665,737)
                                                                           ---------       -----------
                                                                          $1,507,674       $ 1,591,125
                                                                          ==========       ===========

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                     March 31,        December 31,
                                                                       2001              2000
                                                                    ----------        ----------
     Trade accounts payable                                         $1,263,326        $  992,050
     Contract holdbacks                                                131,017           145,223
     Preferred dividends payable                                     1,091,352           930,471
     Customer deposits                                                 913,963         1,068,966
     Accrued expenses                                                1,146,276         1,195,634
                                                                    ----------        ----------
                                                                    $4,545,934        $4,332,344
                                                                    ==========        ==========

6.       LONG TERM OBLIGATIONS

     Long term obligations consist of the following:


                                                                     March 31,        December 31,
                                                                       2001              2000
                                                                    ----------        ----------
     Credit facility with financial institution                    $11,567,077       $11,433,165
     Capital lease obligations                                         123,501           160,498
     Equipment notes payable and other                                 394,951           469,343
                                                                   -----------       -----------
                                                                    12,085,529        12,063,306
     Less-current portion                                             (273,873)         (321,499)
                                                                   -----------       -----------
                                                                   $11,811,656       $11,741,507
                                                                   ===========       ===========

     Under the Renewed Credit Facility, borrowings bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At March 31, 2001, the debt was bearing interest at varying rates.

      In June 2000, the Renewed Credit Facility was amended to extend the expiration date to June 30, 2002 from May 31, 2001, for which the Company paid a renewal fee of $150,000. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection with the June 2000 amendment of the Renewed Credit Facility, the "Borrowing Base" limitation relating to earnings before interest, taxes, depreciation, and amortization ("EBITDA") was increased to 4.0 times EBITDA from 3.5 times EBITDA. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of March 31, 2001. At March 31, 2001, $6.4 million was available under the Renewed Credit Facility.

7.       SUBSEQUENT EVENTS

     On April 16, 2001, Richard Ginsburg, president and chief executive officer of the Company, was named chief executive officer and a member of the Board of Directors of Protection One, Inc. ("Protection One"), an 85%-owned subsidiary of Westar Industries.

     Harold Ginsburg, Chairman of the Company, assumed the positions of President and CEO of the Company. Richard Ginsburg will remain on the Company's Board of Directors.

     In connection with the changes described above, Westar Investments, Inc., a wholly-owned subsidiary of Westar Industries, and the holder of all outstanding shares of Guardian preferred stock, agreed to exchange $8 million principal amount of Series C 7% Redeemable Preferred Stock of the Company for $8 million principal amount of a newly issued Series E 7% Preferred Stock which is redeemable after October 21, 2001 at the Company's option, and will be classified as equity on the Company's balance sheet. In addition, Protection One agreed to grant Guardian the right to purchase 250,000 shares of its common stock based on the average closing price for the twenty days immediately preceding the date of grant ($1.31 per share). The right vests ratably over three years and has a ten-year term.

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

         Alarm monitoring revenues generate favorable gross margins. Historically, installation and service activity generated unfavorable gross margins because such activity was necessary for the generation and retention of residential and mid-market commercial alarm monitoring customers. With the February 1998 acquisition of Mutual Central Alarm Services, Inc. ("Mutual"), a New York City-based provider to high-end commercial customers, however, approximately 40% of the Company's installation activity now generates gross margins at a level higher than other units of our business because competition in the high-end commercial market is based less on price and more on the ability of competitors to design, deliver and maintain sophisticated security systems.

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

         EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor of cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the three months ended March 31, 2001 and 2000:

                                                                  Three Months Ended March 31,
                                                                --------------------------------
                                                                    2001                 2000
                                                                ----------            ----------
                                                                          (Unaudited)
  Net loss before cumulative effect of
  change in accounting principle                                $ (964,207)           $ (893,766)
  Plus:
     Amortization of customer contracts                          1,137,296             1,232,234
     Depreciation and amortization                                 627,179               472,088
     Interest expense and other                                    333,876               296,436
                                                                ----------            ----------
        EBITDA                                                  $1,134,144            $1,106,992
                                                                ==========            ==========

         Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive under monitoring and service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of acquisition, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of acquired customers accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with generally accepted accounting principles. MRR at March 31, 2001 and 2000 was approximately $1,108,000 and $1,063,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference between gross MRR lost as the result of canceled subscriber accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the twelve months ended March 31, 2001 and 2000 was less than 10%, on an annualized basis.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated for consolidated operations.

                                                                        Three Months Ended March 31,
                                                                        ---------------------------
                                                                         2001                2000
                                                                         ----                ----
Revenues
   Monitoring                                                            64.5                71.4
   Installation and service                                              35.5                28.6
                                                                         ----               -----
Total revenues                                                          100.0               100.0

Operating expenses
   Monitoring                                                             9.8                11.7
   Installation and service                                              28.0                21.6
   Selling, general and administrative                                   40.1                41.4
                                                                         ----               -----
                                                                         77.9                74.7

Income before interest expense, amortization and
   Depreciation                                                          22.1                25.3
                                                                         ----               -----

Interest expense and other                                                6.5                 6.8
Amortization of customer contracts                                       22.2                28.2
Depreciation and amortization                                            12.2                10.8
                                                                         ----               -----
                                                                         40.9                45.8

Net loss before cumulative effect of change in accounting
   principle                                                            (18.8)              (20.5)
                                                                        ======              =====

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Revenue. Total revenues for the three months ended March 31, 2001 increased 17% to approximately $5.1 million from approximately $4.4 million during the corresponding period in the prior year. Monitoring revenues for the three months ended March 31, 2001 increased to approximately $3.3 million, or 6%, from approximately $3.1 million during the corresponding period of the prior year. Installation and service revenues for the three months ended March 31, 2001 increased by 46% to approximately $1.8 million, compared to approximately $1.2 million during the corresponding period of the prior year. Total retail subscribers approximated 26,500 at March 31, 2001, compared to 26,200 at March 31, 2000, a net increase of 1%. The increase in monitoring revenues and number of subscribers in the first quarter of 2001 from the first quarter of 2000 is attributable to the Company's installation activity. The increase in installation and service revenues in the first quarter of 2001 compared to the prior year's quarter is a result of the Company's increased efforts in internal installation activity.

         Operating Expenses. Total operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2001 increased 22% to approximately $4.0 million, compared to approximately $3.3 million during the corresponding period in the prior year. Monitoring expenses decreased 2% to approximately $500,000 compared to approximately $512,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the three months ended March 31, 2001, monitoring expenses were 15%, compared to 16% during the corresponding period in the prior year. The decrease in monitoring costs was a result of cost efficiencies that included primarily the transfer of outside monitored accounts to the Company's monitoring facilities. Installation and service costs during the three months ended

March 31, 2001 increased by 53% to approximately $1.4 million, compared to approximately $940,000 during the corresponding period in the prior year. Installation and service costs were 79% of related revenues during the three months ended March 31, 2001, compared to 75% during the corresponding period in the prior year, because the Company derived a larger percentage of sales from lower revenue / higher cost sales to homeowners and builders in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

         Gross Profit. Total gross profit, defined as total revenues less monitoring and installation and service costs, increased by 9% to approximately $3.2 million during the three months ended March 31, 2001, compared to approximately $2.9 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 8% to approximately $2.8 million during the three months ended March 31, 2001, compared to approximately $2.6 million during the corresponding period in the prior year. The increase in gross profit from monitoring revenues is primarily attributable to more efficient operations. Gross profit from installation and service activities increased to approximately $384,000 during the three months ended March 31, 2000, from approximately $309,000 during the corresponding period in the prior year, primarily due to the increase in installation activity.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") increased by 14% to approximately $2.1 million during the three months ended March 31, 2001, compared to approximately $1.8 million during the corresponding period in the prior year. The increase in SG&A costs in 2001 from 2000 is related primarily to additional personnel and resources necessary to service the Company's growing customer base.

         Amortization of Customer Contracts. Amortization of customer contracts decreased by 8%, to approximately $1.1 million during the three months ended March 31, 2001, compared to approximately $1.2 million during the corresponding period in the prior year. Such costs are amortized over 10 years, unless contracts are cancelled and not replaced by the corresponding independent alarm company, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense. The decrease in amortization arose from fewer cancellations in the Company's New York operations.

         Depreciation and Amortization. Depreciation and amortization increased by 33% to approximately $627,000 during the three months ended March 31, 2001, compared to approximately $472,000 during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in capitalized customer premise equipment. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $12.9 million at March 31, 2001 from approximately $9.3 million at March 31,
2000) and the amortization of certain other intangible assets.

         Interest Expense and Other. Interest expense and other increased 12% to approximately $334,000 during the three months ended March 31, 2001, compared to approximately $296,000 during the corresponding period in the prior year. The increase in interest expense resulted from increased borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility increased to approximately $11.6 million at March 31, 2001 from approximately $10.4 million at March 31, 2000.

         Net Loss. Net loss applicable to common stock for the three months ended March 31, 2001 was approximately $(1.4) million, or $(0.16) per share, compared to a net loss of approximately $(4.4) million, or $(0.49) per share, during the corresponding period of the prior year. Approximately $(3.1) million of the prior year net loss is due to a cumulative effect of change in accounting principle associated with the adoption of SAB No. 101.

Liquidity and Capital Resources

         As of March 31, 2001, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of (1) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (2) recurring revenue from its security monitoring customer base, which generated $1.1 million of EBITDA in the three months ended March 31, 2001. At March 31, 2001, there was $6.4 million of availability under the Renewed Credit Facility. Cash flow from operating activities was approximately $430,000 for the three months ended March 31, 2001.

         Capital Resources. In June 2000, the expiration date of the Renewed Credit Facility was extended to June 30, 2002 from May 2001. Availability under the Renewed Credit Facility is subject to certain "Borrowing Base" limitations (as defined in the Renewed Credit Facility). In connection with the June 2000 amendment of the Renewed Credit Facility, the "Borrowing Base" limitation relating to EBITDA was increased to 4.0 times EBITDA from 3.5 times EBITDA. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurrence of other debt, the encumbrance or sale of the Company's assets, and the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of March 31, 2001.

         The Renewed Credit Facility will be used primarily for acquisitions of subscriber accounts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         Liquidity. Net cash provided by operating activities during the three months ended March 31, 2001 was approximately $430,000. The Company incurred a net loss of approximately $1.0 million during such period; however, included in such loss was non-cash depreciation and amortization expense, amortization of customer contracts expense, and amortization of deferred financing costs totaling approximately $1.8 million and a bad debt provision of approximately $171,000. Other operating cash flows included cash inflows of approximately $50,000 related to net increases in accounts payable and accrued expenses and cash outflows of approximately $631,000 related to accounts receivable and other assets.

         Net cash used in investing activities was approximately $622,000 during the three months ended March 31, 2001 and was comprised of approximately $867,000 used in the purchase of customer premise systems, the purchases of fixed assets of approximately $140,000, and the purchase of customer accounts of approximately $11,000. The increase of unearned revenues from customer premise systems reduced net cash used in investing activities by approximately $396,000.

         Net cash used in financing activities was approximately $264,000 during the three months ended March 31, 2001, consisting primarily of repayments to Heller and other long-term debt of approximately $667,000, and payment of cash dividends on preferred stock of approximately $287,000. These payments were offset by proceeds under borrowings from Heller of approximately $690,000. The Company's cash balance was approximately $266,000 as of March 31, 2001.

         Total shareholders' equity was approximately $(5.6) million at March 31, 2001, decreasing by a net amount of approximately $(1.4) million during the three months ended March 31, 2001. The net decrease resulted from the accrual of dividends on the Company's preferred stock of approximately $448,000 and the net loss of approximately $(964,000).

         Affiliation with Western Resources, Inc. As discussed in the Company's 2000 Form 10-KSB, in Part I, Item I "1999 Developments", Western Resources, Inc. indirectly holds a significant investment in the Company.

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

Item 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits

Exhibit No.        Description
----------         -----------

 3(i) Articles of Incorporation dated July 7, 1999 incorporated by reference to Exhibit 3(i) of the Company's Form 10-QSB filed August 13, 1999.
 3(ii) Amended and Restated By-Laws of the Company dated March 2, 2000 incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB filed March 30, 2000.
 3(iii) Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed with the Florida Secretary of State on March 9, 2000 incorporated by reference to Exhibit 3(iii) of the Company's Form 10-KSB filed March 30, 2000.
 3(iv) Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed with the Secretary of State on March 30, 2001
 3(v) Articles of Amendment to the Articles of Incorporation of Guardian International, Inc. as filed with the Secretary of State of the State of Florida on April 27, 2001.
 4(a)              Specimen Stock Certificate incorporated by reference to
                   Exhibit 4(a) of the Company's Form 10-QSB filed August 13, 1999.
10(a) Amended and Restated Loan and Security Agreement with Heller Financial, Inc. dated as of February 23, 1998, incorporated by reference to Exhibit 10(j) of the Company's Form 10-KSB filed March 31, 1998.
10(b) Stock Purchase Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(a) of the Company's Form 8-K filed as of March 10, 1998.
10(c) Registration Rights Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(b) of the Company's Form 8-K filed as of March 10, 1998.
10(d) Escrow and Pledge Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(c) of the Company's Form 8-K filed as of March 10, 1998.
10(e) Employment Agreement with Joel A. Cohen dated as of February 1, 1998 incorporated by reference to Exhibit 10(d) of the Company's Form 8-K filed as of March 10, 1998.
10(f) Employment Agreement with Raymond L. Adams dated as of February 1, 1998 incorporated by reference to Exhibit 10(e) of the Company's Form 8-K filed as of March 10, 1998.
10(g) Asset Purchase Agreement effective as of March 9, 1998 incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed as of March 24, 1998.
10(h) Warranty Bill of Sale dated as of March 5, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed as of March 24, 1998.
10(i) Assignment and Assumption Agreement dated as of March 5, 1998 incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed as of March 24, 1998.
10(j) Guaranty Agreement dated as of March 9, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed as of March 24, 1998.
10(k) Escrow Agreement date March 9, 1998 incorporated by reference to Exhibit 10(e) to the Company's Form 8-K filed as of March 24, 1998.
10(l) Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to Exhibit 10(f) to the Company's Form 8-K filed as of March 24, 1998.
10(m) Amendment to Registration Rights Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(gg) to the Company's Form 10-KSB filed as of March 31, 1998.
10(n) Stock Subscription Agreement dated as of February 23, 1998, incorporated by reference to Exhibit 10(hh) to the Company's Form 10-KSB filed as of March 31, 1998.

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

10(ii) Stock Option Agreement between Joel Cohen and the Company, effective February 23, 1998.
10(jj) Stock Option Agreement between Raymond Adams and the Company, effective February 23, 1998 incorporated by reference to
                   Exhibit 10(ii) of the Company's Form 10-KSB field March 30, 2000
10(kk) Form of Amendment No. 1 to Severance Agreement between Richard Ginsburg an the Company.
10(ll) Form of Agreement among Richard Ginsburg, Sheilah Ginsburg, and Harold Ginsburg and the Company.
10(mm) Share Exchange Agreement between Westar Investments, Inc. and Guardian International, Inc., dated as of April 27, 2001.
10(nn) Agreement between Guardian International, Inc. and Richard Ginsburg dated as of April 27, 2001.


(b)      Reports on Form 8-K

    1. No reports were filed on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES
                                   ----------

     In accordance with Section 12 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GUARDIAN INTERNATIONAL, INC.



                                   By: /s/ DARIUS G. NEVIN
                                       -----------------------------------------
                                      Darius G. Nevin
                                      Chief Financial Officer and Vice President

                                      Date: May 15, 2001