Form 10QSB
period 2001-06-30
GUARDIAN INTERNATIONAL INC
filed 2001-08-14
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

                  For the quarterly period ended June 30, 2001


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 13, 2001, there were 8,096,441 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           Transitional Small Business Disclosure Format (Check one):

                       YES        NO  X
                           ---       ---

                          GUARDIAN INTERNATIONAL, INC.

                                Table of Contents

                                                                                                  Page No.
                                                                                                  --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial  Statements

                Consolidated Balance Sheets as of June 30, 2001 and
                     December 31, 2000                                                                 3

                Consolidated Statements of Operations for the Three and Six
                     Months Ended June 30, 2001 and 2000                                               4

                Consolidated  Statement of Changes in Shareholders'  Equity (Deficit)
                for the Six Months Ended June 30, 2001                                                 6

                Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2001 and 2000                                                      7

                Notes to Consolidated Financial Statements                                             8

Item 2.         Management's Discussion and Analysis                                                   13

PART II         OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                                    21

Item 6.         Exhibits and Reports on Form 8-K                                                       22


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30, 2001     December 31, 2000
                                                                                        -------------     ------------------
                                                                                         (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                                          $    204,041        $    722,575
      Accounts receivable, net of allowance for doubtful accounts
             of  $293,587 and $597,540, respectively                                        2,309,525           2,236,898
      Current portion of notes receivable                                                      60,990              60,990
      Inventory                                                                             1,095,827             974,730
      Prepaid expense and other                                                               312,909              76,127
                                                                                         ------------        ------------
             Total current assets                                                           3,983,292           4,071,320

Property and equipment, net                                                                 9,111,310           8,216,599
Customer accounts, net                                                                     21,142,446          23,285,365
Goodwill and other intangible assets, net                                                   1,694,333           1,591,125
Notes receivable, less current portion                                                        106,809              61,498
Deposits and other assets                                                                     108,371              88,647
                                                                                         ------------        ------------
             Total assets                                                                $ 36,146,561        $ 37,314,554
                                                                                         ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
      Accounts payable and accrued expenses                                              $  4,327,794        $  4,332,344
      Current portion of unearned revenue                                                   2,450,272           2,421,277
      Current portion of long term obligations                                                220,630             321,499
                                                                                         ------------        ------------
             Total current liabilities                                                      6,998,696           7,075,120
Unearned revenue, less current portion                                                      7,168,327           6,332,469
Long term obligations, less current portion                                                11,866,703          11,741,507
                                                                                         ------------        ------------
             Total liabilities                                                             26,033,726          25,149,096

Commitments and contingencies (see Note 8)
Redeemable cumulative preferred stock, 16,397 shares authorized, 8,397 and
      16,397 shares issued and outstanding, at June 30, 2001 and December 31,
      2000, respectively                                                                    8,397,000          16,397,000

Shareholders' equity (deficit):
      Preferred stock, $.001 par value, 30,000,000 shares authorized Series D preferred stock, 11,369 and 10,725 shares issued and outstanding at
             June 30, 2001 and December 31, 2000, respectively,
             $11.4 million liquidation preference                                                  11                  11
      Preferred stock, $.001 par value, 16,397 shares authorized
             Series E preferred stock, 8,000 shares issued and outstanding,
             $8.0 million liquidation preference                                                    8                  --
      Class A voting common stock, $.001 par value, 100,000,000 shares
             authorized, 8,096,441 issued and outstanding                                       8,096               8,096
      Class B non-voting common stock, $.001 par value, 1,000,000 shares
             authorized, 634,035 shares issued and outstanding                                    634                 634
      Additional paid-in capital                                                           26,407,703          20,087,116
      Accumulated deficit                                                                 (24,700,617)        (24,327,399)
                                                                                         ------------        ------------
             Total shareholders' equity (deficit)                                           1,715,835          (4,231,542)
                                                                                         ------------        ------------
             Total liabilities and shareholders' equity (deficit)                        $ 36,146,561        $ 37,314,554
                                                                                         ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the Three Months Ended             For the Six Months Ended
                                                                        June 30,                              June 30,
                                                           --------------------------------        --------------------------------
                                                               2001                2000                2001                2000
                                                           ------------        ------------        ------------        ------------
Revenues
     Monitoring                                            $  3,268,168        $  3,173,471        $  6,572,987        $  6,290,810
     Installation and service                                 1,907,808           1,277,740           3,727,792           2,527,617
                                                           ------------        ------------        ------------        ------------
        Total revenues                                        5,175,976           4,451,211          10,300,779           8,818,427
                                                           ------------        ------------        ------------        ------------

Operating expenses
     Monitoring                                                 526,441             488,335           1,026,710           1,000,487
     Installation and service                                 1,655,565           1,137,245           3,091,167           2,077,808
     Selling, general and administrative                      1,989,654           1,856,586           4,044,442           3,664,095
     Amortization of customer accounts                        1,148,942           1,231,087           2,286,238           2,463,321
     Depreciation and amortization                              656,863             487,050           1,284,042             959,138
                                                           ------------        ------------        ------------        ------------
        Total operating expenses                              5,977,465           5,200,303          11,732,599          10,164,849
                                                           ------------        ------------        ------------        ------------

        Operating loss                                         (801,489)           (749,092)         (1,431,820)         (1,346,422)

Interest and other expense, net                                (286,625)           (301,864)           (620,501)           (598,302)
                                                           ------------        ------------        ------------        ------------

Net loss before cumulative effect of a
          change in accounting principle                     (1,088,114)         (1,050,956)         (2,052,321)         (1,944,724)

Cumulative effect of a change in
          accounting principle                                       --                  --                  --          (3,050,843)
                                                           ------------        ------------        ------------        ------------

       Net loss                                              (1,088,114)         (1,050,956)         (2,052,321)         (4,995,567)

Preferred stock dividends                                      (467,139)           (451,332)           (914,967)           (900,223)
Gain on exchange of preferred stock                           2,594,070                  --           2,594,070                  --
                                                           ------------        ------------        ------------        ------------

       Net income (loss) applicable to
               common stock                                $  1,038,817        $ (1,502,288)       $   (373,218)       $ (5,895,790)
                                                           ============        ============        ============        ============



                                   (CONTINUED)

                          GUARDIAN INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (Unaudited)

                                                              For the Three Months Ended             For the Six Months Ended
                                                                        June 30,                              June 30,
                                                          ---------------------------------       ---------------------------------
                                                               2001                2000                2001                2000
                                                          --------------      -------------       -------------       -------------
Basic earnings (loss) per common share:

Net income (loss) before cumulative effect
       of a change in accounting principle                $         0.12      $       (0.17)      $       (0.04)      $       (0.32)

Cumulative effect of a change in
       accounting principle                                           --                 --                  --               (0.34)
                                                          --------------      -------------       -------------       -------------

Net income (loss)                                         $         0.12      $       (0.17)      $       (0.04)      $       (0.66)
                                                          ==============      =============       =============       =============

Weighted average common shares outstanding                     8,730,476          8,882,388           8,730,476           8,950,432
                                                          ==============      =============       =============       =============

Diluted earnings (loss) per common Share:

Net income (loss) before cumulative effect
       of a change in accounting principle                $         0.10      $       (0.17)      $       (0.04)      $       (0.32)

Cumulative effect of a change in
       accounting principle                                           --                 --                  --               (0.34)
                                                          --------------      -------------       -------------       -------------

Net income (loss)                                         $         0.10      $       (0.17)      $       (0.04)      $       (0.66)
                                                          ==============      =============       =============       =============

Weighted average common shares and
     common equivalent shares outstanding                     12,571,682          8,882,388           8,730,476           8,950,432
                                                          ==============      =============       =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                             Series D                     Series E                     Common Stock
                                          Preferred Stock              Preferred Stock                    Class A
                                        Shares         Amount         Shares         Amount         Shares         Amount
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000               10,725   $         11             --   $         --      8,096,441   $      8,096

   Exchange of Series C preferred
      stock for Series E preferred
      stock                                    --             --          8,000              8             --             --
   Issuance and accrual of
   additional
      Series D preferred shares as
      dividends                               644             --             --             --             --             --
   Series C preferred dividends                --             --             --             --             --             --
   Series D preferred dividends                --             --             --             --             --             --
   Series E preferred dividends                --             --             --             --             --             --

   Net loss                                    --             --             --             --             --             --
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance at  June 30, 2001                  11,369   $         11          8,000   $          8      8,096,441   $      8,096
                                     ============   ============   ============   ============   ============   ============

[RESTUBBED]

                                               Common Stock         Additional
                                                  Class B             Paid-in      Accumulated
                                           Shares       Amount        Capital        Deficit           Total
                                        ------------  -----------   ------------   ------------    ------------
Balance at December 31, 2000              634,035   $        634   $ 20,087,116   $(24,327,399)   $ (4,231,542)

   Exchange of Series C preferred
      stock for Series E preferred
      stock                                    --             --      5,335,992      2,594,070       7,930,070
   Issuance and accrual of
   additional
      Series D preferred shares as
      dividends                                --             --        984,595             --         984,595
   Series C preferred dividends                --             --             --       (473,896)       (473,896)
   Series D preferred dividends                --             --             --       (341,071)       (341,071)
   Series E preferred dividends                --             --             --       (100,000)       (100,000)

   Net loss                                    --             --             --     (2,052,321)     (2,052,321)
                                     ------------   ------------   ------------   ------------    ------------
Balance at  June 30, 2001                 634,035   $        634   $ 26,407,703   $(24,700,617)   $  1,715,835
                                     ============   ============   ============   ============    ============



        The accompanying notes are an integral part of this consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Six Months Ended June 30,
                                                                              ----------------------------------
                                                                                 2001                   2000
                                                                              -----------            -----------
Cash Flows from Operating Activities:
     Net loss                                                                 $(2,052,321)           $(4,995,567)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
            Cumulative effect of a change in accounting principle                      --              3,050,843
            Depreciation and amortization                                       1,284,042                959,138
            Amortization of customer accounts                                   2,286,238              2,463,321
            Amortization of deferred financing costs                               87,083                 35,705
            Provision for doubtful accounts                                       306,639                259,776
            Provision for (reversal of) inventory losses                           (6,000)                31,000
        Changes in assets and liabilities:
            Accounts receivable                                                  (379,266)               420,503
            Inventory                                                            (115,097)              (225,770)
            Prepaid expenses and other                                           (236,782)                54,861
            Goodwill and other intangible assets, net                            (283,993)              (153,528)
            Notes receivable                                                      (45,311)                (6,385)
            Deposits and other assets                                             (19,724)                (1,931)
            Accounts payable and accrued expenses                                 638,976                548,593
                                                                              -----------            -----------
            Net cash provided by operating activities                           1,464,484              2,440,559
                                                                              -----------            -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                                          (324,859)              (332,847)
     Purchase of customer accounts                                                (49,709)              (276,431)
     Unearned revenue from customer premise systems                               864,853                547,415
     Purchase of customer premise systems                                      (1,853,804)            (1,625,539)
                                                                              -----------            -----------
            Net cash used in investing activities                              (1,363,519)            (1,687,402)
                                                                              -----------            -----------

Cash Flows from Financing Activities:
     Payments on debt obligations                                              (1,822,253)            (1,914,425)
     Proceeds from line of credit                                               1,846,580              1,798,984
     Equity issuance costs                                                        (69,930)                (6,590)
     Acquisition of treasury shares                                                    --               (206,076)
     Payment of cash dividends                                                   (573,896)              (573,896)
                                                                              -----------            -----------
            Net cash used in financing activities                                (619,499)              (902,003)
                                                                              -----------            -----------

            Net decrease in cash and cash equivalents                            (518,534)              (148,846)

Cash and cash equivalents, beginning of period                                    722,575                578,034
                                                                              -----------            -----------
Cash and cash equivalents, end of period                                      $   204,041            $   429,188
                                                                              ===========            ===========
Supplemental disclosure:
     Interest paid                                                            $   569,291            $   645,181
                                                                              ===========            ===========
Non cash investing and financing activities:
     Retirement of Series C Preferred Stock                                   $ 8,000,000            $        --
                                                                              ===========            ===========
     Issuance of Series E Preferred Stock                                     $ 5,336,000            $        --
                                                                              ===========            ===========
     Preferred Stock Dividends                                                $   984,595            $   605,433
                                                                              ===========            ===========
     Contract holdbacks applied against accounts written off                  $    13,942            $     7,943
                                                                              ===========            ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements of Guardian International, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB.

     Revenue Recognition
     -------------------
     Installation Revenue. During the fourth quarter of 2000, as a result of new interpretations of accounting principles generally accepted in the United States by the SEC, through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), the Company was required to change its accounting policy for revenue recognition of security and fire systems installations, as of January 1, 2000. Accordingly, the accompanying 2000 consolidated financial statements have been restated to reflect this change and the cumulative effect of a change of accounting principle of a charge of $3.1 million was recorded as of January 1, 2000.

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

     Monitoring and Service Revenue. Customers are billed for monitoring and maintenance services primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Unearned revenues result from billings in advance of performance of services. Contracts for monitoring services are generally for an initial non-cancelable term of three to five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

     Cost Accounting
     ---------------
     All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. To the extent such costs do exceed the total of deferred installation revenue and expected margin from monitoring services during the initial contract term, they are expensed in the period the installation is completed.
     Capitalized installation costs, to the extent of deferred installation revenues, are amortized over the longer of the term of the service agreement or the estimated life of the customer relationship. Any capitalized installation costs in excess of deferred installation revenues are amortized over the initial term of the service agreement. Capitalized materials and direct labor costs are expensed as depreciation; capitalized commissions are expensed as cost of sales. When an account cancels, the deferred revenue balance and the capitalized cost balance are recognized.

     Comprehensive Income (Loss)
     ---------------------------
     The Company has no comprehensive income components for the three and six months ended June 30, 2001 and 2000, therefore, comprehensive income (loss) is the same as net income (loss) for all periods.

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 2000. Additionally, in June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which needs to be adopted concurrently with Statement 133. The Company adopted SFAS 133 and 138 as of January 1, 2001 and no adjustments to the consolidated financial statements were required upon adoption of these statements.

     Reclassifications
     -----------------
     Certain 2000 amounts in the consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.   CUSTOMER ACCOUNTS, NET

     The following is an analysis of the changes in acquired customer accounts:

                                                           Six Months Ended          Year Ended
                                                            June 30, 2001         December 31, 2000
                                                           ----------------       -----------------
         Balance, beginning of period                       $ 23,285,365             $ 27,364,201

               Purchase of customer accounts from dealers         49,709                  397,139

               Charges against contract holdbacks                (13,942)                 (15,889)

               Amortization of customer accounts              (2,286,238)              (4,702,478)
               Other                                             107,552                  242,392
                                                            ------------             ------------
         Balance, end of period                             $ 21,142,446             $ 23,285,365
                                                            ============             ============

     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $99,334 and $145,223 at June 30, 2001 and December 31, 2000, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net, consist of the following:

                                                          Amortization      June 30,            December 31,
                                                             Period           2001                  2000
                                                          ------------     -----------           ----------
           Goodwill                                           10 years      $2,043,210           $1,898,100
           Deferred financing costs                          2-3 years       1,131,409              992,529
           Other                                          5 - 10 years         366,233              366,233
                                                                           -----------           ----------
                                                                             3,540,852            3,256,862
           Accumulated amortization                                        (1,846,519)           1,665,737)
                                                                           -----------           ----------
                                                                            $1,694,333           $1,591,125
                                                                           ===========           ==========

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                    June 30,      December 31,
                                                                      2001           2000
                                                                  ------------    ------------
     Trade accounts payable                                       $  1,425,027    $    992,050
     Contract holdbacks                                                 99,334         145,223
     Preferred dividends payable                                       286,944         930,471
     Customer deposits                                                 856,027       1,068,966
     Accrued expenses                                                1,660,462       1,195,634
                                                                  ------------    ------------
                                                                  $  4,327,794    $  4,332,344
                                                                  ============    ============

5.   LONG TERM OBLIGATIONS

     Long term obligations consist of the following:

                                                                   June 30,       December 31,
                                                                      2001            2000
                                                                  ------------    ------------
     Credit facility with financial institution                   $ 11,500,000    $ 11,433,165
     Capital lease obligations                                         227,286         160,498
     Equipment notes payable and other                                 360,047         469,343
                                                                  ------------    ------------
                                                                    12,087,333      12,063,006
     Less : current portion                                           (220,630)       (321,499)
                                                                  ------------    ------------
                                                                  $ 11,866,703    $ 11,741,507
                                                                  ============    ============

     Under the Renewed Credit Facility, borrowings bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At June 30, 2001, the debt was bearing interest at varying rates.

     In June 2001, the Renewed Credit Facility was amended to extend the expiration date to April 3, 2003 from June 30, 2002. Under the terms of the Renewed Credit Facility, certain financial performance covenants were modified. The Company believes it is in compliance with all such covenants as of June 30, 2001. At June 30, 2001, $3.9 million was available under the Renewed Credit Facility.

6.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three months ended June 30, 2001:

                                                                  Three months
                                                                  ended June 30,
                                                                      2001
                                                                  --------------
          Numerator:
          Net income used for basic calculation                      $ 1,038,817
          Add: Convertible preferred stock dividends                     180,187
                                                                     -----------
          Net income applicable  to common stock used
               used for the diluted calculation                      $ 1,219,004
                                                                     ===========

          Denominator:
          Basic weighted average  common shares
               outstanding                                             8,730,476
          Dilutive effect:  convertible preferred  stock               3,789,666
          Dilutive effect:  Stock options                                 51,540
                                                                     -----------

          Diluted weighted average common shares
               And common equivalent shares outstanding               12,571,682
                                                                     ===========

          Basic net income per common share                          $      0.12
                                                                     ===========
          Diluted net income per common share                        $      0.10
                                                                     ===========

     For all other periods, the common stock equivalents are anti-dilutive. Any diluted net loss per share is the same as the basic net loss per share.

7.    EQUITY TRANSACTIONS

     On April 16, 2001, Richard Ginsburg, then president and chief executive officer of the Company, was named chief executive officer and a member of the Board of Directors of Protection One, Inc. ("Protection One"), an 85%-owned subsidiary of Westar Industries.

     In connection with the changes described above, Westar Investments, Inc., a wholly-owned subsidiary of Westar Industries, and the holder of all outstanding shares of Guardian's preferred stock, exchanged $8 million principal amount of Series C 7% redeemable preferred stock of the Company for $8 million principal amount of a newly issued Series E 7% preferred stock which is redeemable after October 21, 2001 at the Company's option, and is classified as equity in the Company's consolidated balance sheet. This transaction has undergone a third party appraisal, and as a result of this appraisal, the Company has recorded a gain of approximately $2.6 million during the quarter ended June 30, 2001 which was reflected in shareholders' equity and was allocated to common shareholders in the earnings (loss) per share calculation.

     Protection One also granted Guardian a warrant to purchase 250,000 shares of its common stock at an exercise price based on the average closing price for the twenty days immediately preceding the date of grant ($1.31 per share). The warrant vests one-third annually over three years and has a ten-year term. This warrant and the related gain are being recorded ratably over the vesting period as nonoperating other income based on the variable valuation of the warrant using the Black Scholes model at each quarter-end. Income of approximately $19,000 was recorded in the quarter ended June 30, 2001 as a result of this transaction.

     In October 1998, the Company issued its Series D preferred stock. This series of preferred stock allows for the annual dividend obligation, payable on January 1st of each year, to be satisfied in either cash or additional Series D preferred stock, at the option of the Company. To date, the Company has elected to issue additional preferred stock to satisfy the dividend. Each month, the Company recorded this obligation as a liability on its consolidated balance sheet. During the six months ended June 30, 2001, the Company reclassified dividends payable into Additional Paid-in Capital in the shareholders' equity (deficit) section of the consolidated balance sheet for shares issued on dividends accrued for the period January 1, 2000 through December 31, 2000. As it is the Company's intent to continue to pay the dividend on Series D preferred stock in additional preferred shares, during the six months ended June 30, 2001, the Company has reclassified dividends payable recorded from January 1, 2001 through June 30, 2001 into additional paid-in capital in the shareholders' equity (deficit) section of the consolidated balance sheet and will continue to record dividends for subsequent periods into additional paid-in capital in the shareholders' equity (deficit) section of the consolidated balance sheet until such time that it decides to pay the dividend in cash.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is a party to claims and matters of litigation incidental to the normal course of its business. Additionally, the Company receives notices from consumer complaints filed with various state agencies. The Company has developed a dispute resolution process for addressing these administrative complaints. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of such matters will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

9.   RECENT PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting Standards No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises ". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective for business combinations occurring after June 30, 2001. The Company does not expect the adoption of SFAS 141 to have an impact on its financial position, results of operations or cash flows.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a cumulative effect of a change in accounting principle. The Company has not yet assessed the impact of adopting SFAS 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Such forward-looking statements involve risks and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. Such forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (1) the ability of the Company to add additional customer accounts to its account base through acquisitions from third parties, through internal sales efforts and through strategic alliances; (2) the level of subscriber attrition; (3) the availability of capital to the Company relative to certain larger companies in the security alarm industry which have significantly greater capital and resources; (4) increased false alarm fines and/or the possibility of reduced public response to alarm signals; (5) changes in local, state and federal regulations; (6) availability of qualified personnel; (7) competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; (8) social and economic conditions; (9) natural disasters; and
(10) other risk factors described in the Company's reports filed with the SEC from time to time.

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

         The Company has never had any net income from operations and has a history of consistent and sometimes significant net losses from operations. The Company has two core strategies: (1) generating monitoring contracts through its own sales and installation efforts, and (2) acquiring alarm monitoring contracts. The first core strategy requires a cost infrastructure that results in lower operating margins than are achievable by companies that only acquire and service alarm monitoring contracts. In order to pursue the second core strategy of acquiring alarm monitoring contracts, the Company has chosen to issue yield-bearing instruments (such as senior debt or preferred stock). The Company's present amortization policy for those acquired contracts results in significant amortization costs. The issuance of yield-bearing instruments results in related interest and dividend expense. The Company believes that these strategies, which emphasize creating long-term value over short-term net income, will result in the Company's recording of net losses until such time as
(1) the Company's cash flow from its increased customer base allows it to reduce significantly its indebtedness and related interest costs; and (2) the Company's amortization expense, through the passage of time and recognition of account losses, is reduced.

         Alarm monitoring revenues generate favorable gross margins. The Company's service and installation activities produce less favorable margins, but service activities are required to maintain the systems of customers receiving monitoring services and installation activities are required to create new monitoring customers. The Company's installation activities provide varying levels of gross margin depending on the market segments and regions served.

         The Company's objective is to provide residential and commercial security monitoring services to an increasing number of subscribers. The Company's growth strategy is to enhance its position in the security alarm monitoring industry in Florida and in the Metropolitan New York City area by increasing the number and density of subscribers for whom it provides services. The Company is pursuing this strategy through a growth plan involving incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets and growth in the Company's existing markets through referrals and traditional local marketing. The Company believes that increasing the number and density of its subscribers will help it to achieve economies of scale and enhance its results of operations. The Company also regularly reviews opportunities for expanding its operations into other large metropolitan markets.

Key Operating Measures

         The Company believes that EBITDA, MRR, and MRR attrition are key measurements of performance in the security monitoring industry.

         EBITDA. Earnings before interest and other expense, net, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor of cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the three and six months ended June 30, 2001 and 2000:


                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                               June 30,
                                                 ------------------------------        ------------------------------
                                                     2001                2000              2001              2000
                                                 -----------        -----------        -----------        -----------
Net loss before cumulative effect of a
change in accounting principle                   $(1,088,114)       $(1,050,956)       $(2,052,321)       $(1,944,724)
Plus :
       Amortization of customer contracts          1,148,942          1,231,087          2,286,238          2,463,321
       Depreciation and amortization                 656,863            487,050          1,284,042            959,138
       Interest and other expense, net               286,625            301,864            620,501            598,300

                                                 -----------        -----------        -----------        -----------
              EBITDA                             $ 1,004,316        $   969,045        $ 2,138,460        $ 2,076,035
                                                 ===========        ===========        ===========        ===========

         Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive for a month of service under monitoring and service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of acquisition, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of acquired customers' accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with generally accepted accounting principles. MRR at June 30, 2001 and 2000 was approximately $1,115,000 and $1,080,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference between gross MRR lost as the result of canceled subscriber accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the twelve months ended June 30, 2001 and 2000 was less than 10%, on an annualized basis.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated for consolidated operations.

                                                  For the Three Months Ended           For the Six Months
                                                           June 30,                       Ended June 30,
                                                   ------------------------          ------------------------
                                                     2001            2000              2001            2000
                                                   -------          -------          -------          -------
Revenues
        Monitoring                                    63.1             71.3             63.8             71.3
        Installation and service                      36.9             28.7             36.2             28.7
                                                   -------          -------          -------          -------
                 Total revenues                      100.0            100.0            100.0            100.0

Operating expenses
        Monitoring                                    10.2             11.0             10.0             11.3
        Installation and service                      32.0             25.5             30.0             23.6
        Selling, general and administrative           38.4             41.7             39.3             41.6
        Amortization of customer accounts             22.2             27.7             22.2             27.9
Depreciation and amortization                         12.7             10.9             12.5             10.9
                                                   -------          -------          -------          -------
                 Total Operating Expenses            115.5            116.8            114.0            115.3

Interest and other expense, net                        5.5              6.8              6.0              6.8
                                                   -------          -------          -------          -------

Net loss                                             (21.0)           (23.6)           (20.0)           (22.1)
                                                   =======          =======          =======          =======

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000

         Revenue. Total revenues for the three months ended June 30, 2001 increased 16% to approximately $5.2 million from approximately $4.5 million during the corresponding period in the prior year. Monitoring revenues for the three months ended June 30, 2001 increased to approximately $3.3 million, or 3%, from approximately $3.2 million during the corresponding period of the prior year. Installation and service revenues for the three months ended June 30, 2001 increased by 49% to approximately $1.9 million, compared to approximately $1.3 million during the corresponding period of the prior year. Total retail subscribers approximated 26,600 at June 30, 2001, compared to 26,400 at June 30, 2000, a net increase of 1%. The increase in installation and service revenues in the three months ended June 30, 2001 compared to the prior year's period is a result of increased sales activity in the New York area, significant increases in sales activity in the Company's Florida business service builders of new homes, as well as the impact of SAB No. 101 on deferred installation revenue.

         Monitoring, Installation and Service. Monitoring, installation and service expenses for the three months ended June 30, 2001 increased 34% to approximately $2.2 million, compared to approximately $1.6 million during the corresponding period in the prior year. Monitoring expenses increased 8% to approximately $526,000 compared to $488,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the three months ended June 30, 2001, monitoring expenses were 16%, compared to 15% during the corresponding period in the prior year. Installation and service costs during the three months ended June 30, 2001 increased by 46% to approximately $1.7 million, compared to approximately $1.1 million during the corresponding period in the prior year. The increase in installation and service costs was consistent with the increase in installation and service revenue.

         Gross profit, defined as total revenues less monitoring and installation and service costs, increased by 6% to approximately $3.0 million during the three months ended June 30, 2001, compared to approximately $2.8 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 2% to approximately $2.74 million during the three months ended June 30, 2001, compared to approximately $2.69 million during the corresponding period in the prior year. The increase in gross profit from monitoring activities is attributable to the increase of monitored accounts from internal installation activities for which the incremental costs to monitor are minimal. Gross profit from monitoring activities as a percentage of monitoring revenue was 84% during the three months ended June 30, 2001, compared to 85% in the prior period. Gross profit from installation and service activities increased to approximately $252,000 during the three months ended June 30, 2001, from approximately $141,000 during the corresponding period in the prior year, primarily due to a 62% increase in installation revenues. Gross profit on installation and service activities as a percentage of installation and service revenues was 13% for the period, compared to 11% for the prior period.

         Selling, General and Administrative. SG&A increased by 7% to approximately $2.0 million during the three months ended June 30, 2001, compared to approximately $1.9 million during the corresponding period in the prior year. The increase in SG&A costs in 2001 from 2000 is related primarily to additional personnel required to support our increased sales activities as well as additional personnel allocated to care for our existing customers.

         Amortization of Customer Contracts. Amortization of customer contracts decreased approximately 7%, to approximately $1.1 million during the three months ended June 30, 2001, compared to $1.2 million the corresponding period in the prior year. Such costs are amortized over 10 years, unless contracts are cancelled and not replaced by the alarm company from which the account was purchased, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense. The decrease in amortization arose from fewer cancellations in the Company's New York operations.

         Depreciation and Amortization. Depreciation and amortization increased by 35% to approximately $657,000 during the three months ended June 30, 2001, compared to approximately $487,000 during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in capitalized customer premise equipment. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $14.0 million at June 30, 2001 from approximately $11.9 million at June 30,
2000) and the amortization of certain other intangible assets.

         Interest and Other Expense, Net. Interest and other expense, net decreased 5% to approximately $287,000 during the three months ended June 30, 2001, compared to approximately $302,000 during the corresponding period in the prior year. Approximately $19,000 of income was recorded due to the accretion of the warrant obtained from Protection One during the quarter ended June 30, 2001. Interest expense was slightly higher from period to period due to increased borrowings under the Renewed Credit Facility offset by lower average interest rates. Total borrowings under the Renewed Credit Facility increased to approximately $11.5 million at June 30, 2001 from approximately $10.5 million at June 30, 2000.

         Net Income (Loss). Net income applicable to common stock for the three months ended June 30, 2001 was approximately $1.1 million, or $0.10 per diluted share, compared to a net loss of approximately $1.5 million, or $0.17 per diluted share, during the corresponding period of the prior year. The current period net income applicable to common shareholders' includes an approximate $2.6 million in gain on exchange of preferred stock.

Six months Ended June 30, 2001 Compared to Six months Ended June 30, 2000

         Revenue. Total revenues for the six months ended June 30, 2001 increased 17% to approximately $10.3 million from approximately $8.8 million during the corresponding period in the prior year. Monitoring revenues for the six months ended June 30, 2001 increased to approximately $6.6 million, or 4.5%, from approximately $6.3 million during the corresponding period of the prior year. Installation and service revenues for the six months ended June 30, 2001 increased by 47% to approximately $3.7 million, compared to approximately $2.5 million during the corresponding period of the prior year. Total retail subscribers approximated 26,600 at June 30, 2001, compared to 26,400 at June 30, 2000, a net increase of 1%. The increase in monitoring revenues and number of subscribers in the first half of 2001 from the first half of 2000 is attributable to the Company's installation activity. The increase in installation and service revenues in the first six months of 2001 compared to the prior year's period is a result of increased sales activity in the New York area, significant increases in sales activity in the Company's Florida business service builders of new homes, as well as the impact of SAB No. 101 on deferred installation revenue.

         Monitoring, Installation and Service. Monitoring, installation and service expenses for the six months ended June 30, 2001 increased 34% to approximately $4.1 million, compared to approximately $3.1 million during the corresponding period in the prior year. Monitoring expenses increased 3% to approximately $1,026,000 compared to approximately $1,000,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the six months ended June 30, 2001, monitoring expenses were unchanged from period to period. Installation and service costs during the six months ended June 30, 2001 increased by 49% to approximately $3.1 million, compared to approximately $2.1 million during the corresponding period in the prior year. The increase in installation and service costs was consistent with the increase in installation and service revenue.

         Gross Profit, defined as total revenues less monitoring and installation and service costs, increased by 7.7% to approximately $6.2 million during the six months ended June 30, 2001, compared to approximately $5.7 million during the corresponding period in the prior year. Gross profit from monitoring activities increased by 5% to approximately $5.5 million during the six months ended June 30, 2001, compared to approximately $5.3 million during the corresponding period in the prior year. Gross profit from monitoring activities as a percentage of monitoring revenue was unchanged from period to period. The increase in gross profit from monitoring activities is attributable to the increase of monitored accounts from internal installation activities for which the incremental costs to monitor are minimal. Gross profit from installation and service activities increased by 42% to approximately $637,000 during the six months ended June 30, 2001, from approximately $450,000 during the corresponding period in the prior year, primarily due to a 65% increase in installation revenues offset by slightly higher installation costs. Gross profit on installation and service activities as a percentage of installation and service revenues was 17% for the period, compared to 18% for the prior period.

         Selling, General and Administrative. Selling, general and administrative costs ("SG&A") increased by 10% to approximately $4.0 million during the six months ended June 30, 2001, compared to approximately $3.7 million during the corresponding period in the prior year. The increase in SG&A costs in 2001 from 2000 is related primarily to additional personnel required to support our increased sales activities as well as additional personnel allocated to care for our existing customers.

         Amortization of Customer Contracts. Amortization of customer contracts decreased approximately 7%, to approximately $2.3 million during the six months ended June 30, 2001, compared to $2.5 million the corresponding period in the prior year. Such costs are amortized over 10 years, unless contracts are cancelled and not replaced by the alarm company from which the accounts were purchased, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense. The decrease in amortization arose from fewer cancellations in the Company's New York operations.

         Depreciation and Amortization. Depreciation and amortization increased by 34% to approximately $1.3 million during the six months ended June 30, 2001, compared to approximately $1.0 million during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in capitalized customer premise equipment. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $14.0 million at June 30, 2001 from approximately $11.9 million at June 30, 2000) and the amortization of certain other intangible assets.

         Interest and Other Expense, Net. Interest and other expense, net increased 4% to approximately $621,000 during the six months ended June 30, 2001, compared to approximately $598,000 during the corresponding period in the prior year. Approximately $19,000 of income was recorded due to the accretion of the warrant obtained from Protection One during the six months ended June 30, 2001. Interest expense was higher from period to period due to increased borrowings under the Renewed Credit Facility offset by lower average interest rates. Total borrowings under the Renewed Credit Facility increased to approximately $11.5 million at June 30, 2001 from approximately $10.5 million at June 30, 2000.

         Net Loss. Net loss applicable to common stock for the six months ended June 30, 2001 was approximately $303,000, or $0.03 per share, compared to a net loss of approximately $5.9 million, or $0.66 per share, during the corresponding period of the prior year. The current period net loss includes an approximate $2.6 million in gain on exchange of preferred stock. Approximately $3.1 million of the prior year net loss is due to a charge from the cumulative effect of a change in accounting principle associated with the adoption of SAB No. 101.

Liquidity and Capital Resources

         As of June 30, 2001, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of (1) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (2) recurring revenue from its security monitoring customer base, which generated $2.1 million of EBITDA in the six months ended June 30, 2001. At June 30, 2001, there was $3.9 million of availability under the Renewed Credit Facility. Cash flow from operating activities was $1.4 million for the six months ended June 30, 2001.

         Capital Resources. In June 2001, the Renewed Credit Facility was amended to extend the expiration date to April 3, 2003 from June 30, 2002. Under the terms of the Renewed Credit Facility, certain financial performance covenants were modified. The Company believes it was in compliance with all such covenants as of June 30, 2001.

         The Renewed Credit Facility is used primarily for acquisitions of subscriber accounts and to finance the Company's internal account creation efforts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

         Liquidity. Net cash provided by operating activities during the six months ended June 30, 2001 was approximately $1.5 million. The Company incurred a net loss of approximately $2.1 million during such period; however, included in such loss was non-cash depreciation and amortization expense, amortization of customer contracts expense, and amortization of deferred financing costs totaling approximately $3.7 million and a bad debt provision of approximately $306,000. Other operating cash flows included cash inflows of approximately $639,000 related to increases in accounts payable and accrued expenses and cash outflows of approximately $1.1 million related to accounts receivable, inventory, prepaid expenses and other, goodwill and other intangible assets, net, notes receivable, and deposits and other assets.

         Net cash used in investing activities was approximately $1.4 million during the six months ended June 30, 2001 and was comprised of approximately $50,000 used in the purchase and placement of customer accounts and the purchases of fixed assets of approximately $2.2 million, which includes equipment under lease at customer premises of approximately $1.9 million, offset by cash provided by unearned revenue from customer premise systems of approximately $865,000.

         Net cash used in financing activities was approximately $619,000 during the six months ended June 30, 2001, consisting primarily of repayments to Heller and other debt obligations of approximately $1.8 million, payment of cash dividends on preferred stock of approximately $574,000, and costs related to the issuance of equity securities of approximately $70,000. These payments were offset by proceeds under borrowings from Heller of approximately $1.8 million. The Company's cash balance was $204,000 as of June 30, 2001.

         Total shareholders' equity was approximately $1.7 million at June 30, 2001, increasing by a net amount of approximately $5.9 million during the six months ended June 30, 2001. The net increase resulted from the exchange of 8,000 shares of redeemable Series C preferred stock, which is classified outside the shareholders' equity (deficit) section of the consolidated balance sheet, into 8,000 shares of Series E preferred stock, which is classified in the shareholders' equity section of the consolidated balance sheet. This exchange resulted in an increase of approximately $7.9 million. Additionally, preferred dividends associated with the Series D preferred stock of approximately $985,000 were reclassified from accounts payable and accrued expenses to additional paid-in capital on the consolidated balance sheet, as the Company intends to pay such dividends in additional Series D preferred stock. These increases were offset by the payment and accrual of dividends on the Company's C, D and E preferred stock of approximately $915,000 and the net loss of approximately $2.1 million.

         The Company does not currently have any significant commitments for capital outlays.

         Affiliation with Western Resources, Inc. As discussed in the Company's Form 10-KSB for the year ended December 31, 2000, in Part I, Item 1 "History", Western Resources, Inc. indirectly holds a significant investment in the Company.

Recent Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting Standards No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises ". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective for business combinations occurring after June 30, 2001. The Company does not expect the adoption of SFAS 141 to have an impact on its financial position, results of operations or cash flows.

         In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a cumulative effect of a change in accounting principle. The Company has not yet assessed the impact of adopting SFAS 142.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting was held on June 11, 2001. The following number of votes were cast for the matters indicated:

1.       Election of Board of Directors

              Director                            For          Withheld
              --------                            ---          --------
              Harold Ginsburg                    6,906,692       92,300
              Richard Ginsburg                   6,702,298      296,694
              Sheilah Ginsburg                   6,994,192        4,800
              Darius G. Nevin                    6,702,298      296,194
              William Remington                  6,906,692       92,300
              Douglas T. Lake                    6,896,692      102,300
              Joel A. Cohen                      6,906,192       92,800
              David Heidecorn                    6,907,192       91,800

2. Ratification of Arthur Andersen LLP as the independent accountants for the Company for the year ending

              December 31, 2001.

                    For           Against       Abstain        Non-vote
                    ---           -------       -------        --------
                 6,997,192           -           1,800            -

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

3.1 Articles of Incorporation dated July 7, 1999 incorporated by reference to Exhibit 3(i) of the Company's Form 10-QSB filed August 13, 1999.

3.2 Amended and Restated By-Laws of the Company dated March 2, 2000 incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB filed March 30, 2000.

3.3 Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed with the Florida Secretary of State on March 9, 2000 incorporated by reference to Exhibit 3(iii) of the Company's Form 10-KSB filed March 30, 2000.

3.4 Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed with the Secretary of State on March 30, 2001 incorporated by reference to Exhibit 3(iv) of the Company's Form 10-KSB filed April 2, 2001.

3.5 Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed with the Secretary of State on March 30, 2001 incorporated by reference to the Company's Form 8-K filed May 1, 2001.

4.1 Specimen Stock Certificate incorporated by reference to Exhibit 4(a) of the Company's Form 10-QSB filed August 13, 1999.

10.1 Amended and Restated Loan and Security Agreement with Heller Financial, Inc. dated as of February 23, 1998 incorporated by reference to Exhibit 10(j) of the Company's Form 10-KSB filed March 31, 1998.

10.2 Stock Purchase Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(a) of the Company's Form 8-K filed March 10, 1998.

10.3 Registration Rights Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(b) of the Company's Form 8-K filed March 10, 1998.

10.4 Escrow and Pledge Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(c) of the Company's Form 8-K filed March 10, 1998.

10.5 Employment Agreement with Joel A. Cohen dated as of February 1, 1998 incorporated by reference to Exhibit 10(d) of the Company's Form 8-K filed March 10, 1998.

10.6 Employment Agreement with Raymond L. Adams dated as of February 1, 1998 incorporated by reference to Exhibit 10(e) of the Company's Form 8-K filed March 10, 1998.

10.7 Asset Purchase Agreement effective as of March 9, 1998 incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed March 24, 1998.

10.8 Warranty Bill of Sale dated as of March 5, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed March 24, 1998.

10.9 Assignment and Assumption Agreement dated as of March 5, 1998 incorporated by reference to Exhibit 10(c) to the Company's Form 8-K filed March 24, 1998.

10.10 Guaranty Agreement dated as of March 9, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed March 24, 1998.

10.11    Escrow Agreement date March 9, 1998 incorporated by reference to
         Exhibit 10(e) to the Company's Form 8-K filed March 24, 1998.

10.12 Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to Exhibit 10(f) to the Company's Form 8-K filed March 24, 1998.

10.13 Amendment to Registration Rights Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(gg) to the Company's Form 10-KSB filed March 31, 1998.

10.14 Stock Subscription Agreement dated as of February 23, 1998 incorporated by reference to Exhibit 10(hh) to the Company's Form 10-KSB filed March 31, 1998.

10.15 Stock Purchase Agreement dated as of April 27, 1998 incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB filed August 14, 1998.

10.16 Employment Agreement with David Weston between Precision and the Company dated as of April 27, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB filed August 14, 1998.

10.17 Indemnification Agreement between sellers of Precision and the Company dated April 27, 1998 incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed August 14, 1998.

10.18 Confidentiality, Noncompetition and Nonsolicitation Agreement with Alan Dubow dated April 27, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 10-QSB filed August 14, 1998.

10.19 Confidentiality, Noncompetition and Nonsolicitation Agreement with Richard Clark dated April 27, 1998 incorporated by reference to Exhibit 10(e) to the Company's Form 10-QSB filed August 14, 1998.

10.20 Confidentiality, Noncompetition and Nonsolicitation Agreement with Jeff Chivers dated April 27, 1998 incorporated by reference to Exhibit 10(f) to the Company's Form 10-QSB filed August 14, 1998.

10.21 Stock Purchase Agreement dated as of August 13, 1998 incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB filed November 16, 1998.

10.22 Escrow Agreement dated as of August 13, 1998 incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB filed November 16, 1998.

10.23 Employment Agreement between Vincent Monardo and the Company dated August 13, 1998 incorporated by reference to Exhibit 10(c) to the Company's Form 10-QSB filed November 16, 1998.

10.24 Employment Agreement between Kevin Killea and the Company dated August 13, 1998 incorporated by reference to Exhibit 10(d) to the Company's Form 10-QSB filed November 16, 1998.

10.25 Employment Agreement between Michael Assenza and the Company dated August 13, 1998, incorporated by reference to Exhibit 10(e) to the Company's Form 10-QSB filed November 16, 1998.

10.26 Employment Agreement between Paul Ferrara and the Company dated August 13, 1998 incorporated by reference to Exhibit 10(f) to the Company's Form 10-QSB filed November 16, 1998.

10.27 1999 Stock Option Plan incorporated by reference to Exhibit A to the Company's Schedule 14-A filed May 27, 1999.

10.28 Severance Agreement between Darius G. Nevin and the Company dated January 19, 2000 incorporated by reference to Exhibit 10(bb) of the Company's Form 10-KSB filed March 30, 2000.

10.29 Severance Agreement between Richard Ginsburg and the Company dated January 19, 2000 incorporated by reference to Exhibit 10(cc) of the Company's Form 10-KSB filed March 30, 2000.

10.30 Non-Qualified Stock Option Agreement between Douglas T. Lake and the Company, effective April 28, 1998 incorporated by reference to Exhibit 10(dd) of the Company's Form 10-KSB filed March 30, 2000.

10.31 Non-Qualified Stock Option Agreement between David Heidecorn and the Company, effective May 12, 1999 incorporated by reference to Exhibit 10(ee) of the Company's Form 10-KSB filed March 30, 2000.

10.32 Non-Qualified Stock Option Agreement between William Remington and the Company, effective September 13, 1999 incorporated by reference to
         Exhibit 10(ff) of the Company's Form 10-KSB filed March 30, 2000.

10.33 Stock Option Agreement between Richard Ginsburg and the Company, effective October 15, 1997 incorporated by reference to Exhibit 10(gg) of the Company's Form 10-KSB filed March 30, 2000.

10.34 Stock Option Agreement between Darius G. Nevin and the Company, effective October 15, 1997 incorporated by reference to Exhibit 10(hh) of the Company's Form 10-KSB filed March 30, 2000.

10.35 Stock Option Agreement between Joel Cohen and the Company, effective February 23, 1998 incorporated by reference to Exhibit 10(ii) of the Company's Form 10-KSB filed March 30, 2000.

10.36 Stock Option Agreement between Raymond Adams and the Company, effective February 23, 1998 incorporated by reference to Exhibit 10(jj) of the Company's Form 10-KSB filed March 30, 2000.

10.37 First Amendment to Second Amended and Restated Loan and Security Agreement from Heller Financial, Inc. dated as of June 30, 2000 incorporated by reference to Exhibit 10(kk) of the Company's Form 10-QSB filed August 14, 2000

10.38a Form of Amendment No. 1 to Severance Agreement between Richard Ginsburg and the Company incorporated by reference to Exhibit 10(kk) of the Company's Form 10-KSB filed April 2, 2001.

10.39a Form of Agreement among Richard Ginsburg, Sheilah Ginsburg, Harold Ginsburg and the Company incorporated by reference to Exhibit 10(ll) of the Company's Form 10-KSB filed April 2, 2001.

10.40 Share Exchange Agreement between Westar Investments, Inc. and Guardian International, Inc. dated as of April 27, 2001 incorporated by reference to the Company's Form 8-K filed May 1, 2001.

10.41 Agreement between Guardian International, Inc. and Richard Ginsburg dated as of April 27, 2001 incorporated by reference to the Company's Form 8-K filed May 1, 2001.

10.42 Fourth Amendment to Second Amended and Restated Loan and Security Agreement from Heller Financial, Inc. dated as of June 29, 2001.

10.43 Agreement between Guardian International, Inc. and Darius G. Nevin dated as of July 31, 2001 incorporated by reference to the Company's Form 8-K filed August 13, 2001.

Reports on Form 8-K

1. Form 8-K filed as of May 1, 2001 announcing Harold Ginsburg as the new President and chief executive officer.

2. Form 8-K filed as of August 13, 2001 announcing the resignation of Darius G. Nevin as Vice President and chief financial officer.

                                   SIGNATURES


     In accordance with Section 12 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GUARDIAN INTERNATIONAL, INC.


                                                By:   /s/ KENNETH WIESENFELD
                                                   --------------------------
                                                    Kenneth Wiesenfeld
                                                    Vice President of Finance
                                                    and Principal Accounting
                                                    Officer

                                                Date: August 13, 2001