Form 10QSB
period 2001-09-30
GUARDIAN INTERNATIONAL INC
filed 2001-11-13
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT

         For the quarterly period ended September 30, 2001


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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 12, 2001, there were 8,096,441 shares of Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock"), and 634,035 shares of Class B Nonvoting Common Stock, par value $.001 per share, immediately convertible into shares of Class A Common Stock on a one for one basis, of the issuer outstanding.

           Transitional Small Business Disclosure Format (Check one):

                               YES        NO   X
                                   ----      -----

                          GUARDIAN INTERNATIONAL, INC.

                                Table of Contents

                                                                        Page No.
PART I      FINANCIAL INFORMATION

Item 1.     Financial  Statements

            Consolidated Balance Sheets as of September 30, 2001 and
                 December 31, 2000                                           1

            Consolidated Statements of Operations for the Three and Nine
                 Months Ended September 30, 2001 and 2000                    2

            Consolidated  Statement of Changes in Shareholders'  Equity
           (Deficit) for the Nine Months Ended September 30, 2001            3

            Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2001 and 2000                           4

            Notes to Consolidated Financial Statements                       5

Item 2.     Management's Discussion and Analysis                             10

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,    December 31,
                                                                                      2001            2000
                                                                                  ------------    ------------
                                                                                  (Unaudited)
      ASSETS
Current assets
      Cash and cash equivalents                                                   $    377,222    $    722,575
      Accounts receivable, net of allowance for doubtful accounts
             of  $226,785 and $597,540, respectively                                 2,479,881       2,236,898
      Current portion of notes receivable                                               80,990          60,990
      Inventory                                                                        933,983         974,730
      Prepaid expense and other                                                        222,285          76,127
                                                                                  ------------    ------------
             Total current assets                                                    4,094,361       4,071,320

Property and equipment, net                                                          9,368,727       8,216,599
Customer accounts, net                                                              19,950,313      23,285,365
Goodwill and other intangible assets, net                                            1,609,066       1,591,125
Notes receivable, less current portion                                                  75,327          61,498
Deposits and other assets                                                              156,138          88,647
                                                                                  ------------    ------------
             Total assets                                                         $ 35,253,932    $ 37,314,554
                                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
      Accounts payable and accrued expenses                                       $  3,415,106    $  4,332,344
      Current portion of unearned revenue                                            2,445,444       2,421,277
      Current portion of long term obligations                                         166,056         321,499
                                                                                  ------------    ------------
             Total current liabilities                                               6,026,606       7,075,120
Unearned revenue, less current portion                                               7,604,317       6,332,469
Long term obligations, less current portion                                         12,715,875      11,741,507
                                                                                  ------------    ------------
             Total liabilities                                                      26,346,798      25,149,096
                                                                                  ------------    ------------

Commitments and contingencies (Note 8)
Redeemable cumulative preferred stock,
      Series C preferred stock, 16,397 shares authorized, 8,397 and 16,397 shares issued and outstanding, $8.4 million and $16.4 million liquidation preference, at September 30, 2001 and December 31,
      2000, respectively                                                             8,397,000      16,397,000

Shareholders' equity (deficit):
      Preferred stock, $.001 par value, 30,000 shares authorized
             Series D preferred stock, 11,369 and 10,725 shares issued and outstanding, $11.4 million and $10.7 million liquidation
             preference, at September 30, 2001 and December 31, 2000, respectively          11              11
      Preferred stock, $.001 par value, 16,397 shares authorized
             Series E preferred stock, 8,000 shares issued and outstanding at
             September 30, 2001, $8.0 million liquidation
             preference                                                                      8              --
      Class A voting common stock, $.001 par value, 100,000,000 shares
             authorized, 8,096,441 issued and outstanding                                8,096           8,096
      Class B non-voting common stock, $.001 par value, 1,000,000 shares
             authorized, 634,035 shares issued and outstanding                             634             634
      Additional paid-in capital                                                    26,578,238      20,087,116
      Accumulated deficit                                                          (26,076,853)    (24,327,399)
                                                                                  ------------    ------------
             Total shareholders' equity (deficit)                                      510,134      (4,231,542)
                                                                                  ------------    ------------
             Total liabilities and shareholders' equity (deficit)                 $ 35,253,932    $ 37,314,554
                                                                                  ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Three Months Ended         For the Nine Months Ended
                                                        September 30,                      September 30,
                                               ------------------------------      ------------------------------
                                                   2001              2000              2001              2000
                                               ------------      ------------      ------------      ------------
Revenues
     Monitoring                                $  3,302,964      $  3,227,456      $  9,875,951      $  9,518,266
     Installation and service                     2,122,575         1,405,073         5,850,367         3,932,690
                                               ------------      ------------      ------------      ------------
        Total revenues                            5,425,539         4,632,529        15,726,318        13,450,956
                                               ------------      ------------      ------------      ------------

Operating expenses
     Monitoring                                     491,027           499,354         1,517,737         1,499,841
     Installation and service                     1,723,956         1,173,893         4,815,123         3,251,701
     Selling, general and administrative          2,027,354         1,814,777         6,071,796         5,478,872
     Amortization of customer accounts            1,188,832         1,266,229         3,475,070         3,729,550
     Depreciation and amortization                  685,007           499,655         1,969,049         1,458,793
                                               ------------      ------------      ------------      ------------
        Total operating expenses                  6,116,176         5,253,908        17,848,775        15,418,757
                                               ------------      ------------      ------------      ------------

        Operating loss                             (690,637)         (621,379)       (2,122,457)       (1,967,801)

Interest and other expense, net                     228,116           344,384           848,617           942,684
                                               ------------      ------------      ------------      ------------

Net loss before cumulative effect of a
        change in accounting principle             (918,753)         (965,763)       (2,971,074)       (2,910,485)

Cumulative effect of a change in
        accounting principle (Note 1)                    --                --                --        (3,050,843)
                                               ------------      ------------      ------------      ------------

        Net loss                                   (918,753)         (965,763)       (2,971,074)       (5,961,328)

Preferred stock dividends                          (457,483)         (449,546)       (1,372,450)       (1,349,769)
Gain on exchange of preferred stock
(Note 7)                                                 --                --         2,594,070                --
                                               ------------      ------------      ------------      ------------

        Net loss applicable to
             common stock                      $ (1,376,236)     $ (1,415,309)     $ (1,749,454)     $ (7,311,097)
                                               ============      ============      ============      ============

Basic loss per common share:

Net loss before cumulative effect
        of a change in accounting principle    $      (0.16)     $      (0.16)     $      (0.20)     $      (0.48)

Cumulative effect of a change in
        accounting principle (Note 1)                    --                --                --             (0.34)
                                               ------------      ------------      ------------      ------------

Net loss                                       $      (0.16)     $      (0.16)     $      (0.20)     $      (0.82)
                                               ============      ============      ============      ============

Weighted average common shares                    8,730,476         8,730,476         8,730,476         8,876,578
                                               ============      ============      ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                           Series D             Series E        Common Stock        Common Stock      Additional
                                        Preferred Stock      Preferred Stock       Class A            Class B           Paid-in
                                        Shares    Amount    Shares    Amount   Shares    Amount   Shares    Amount      Capital
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 2000             10,725    $ 11                       8,096,441  $ 8,096  634,035    $ 634   $ 20,087,116


   Exchange of Series C preferred
      stock for Series E preferred
      stock                                                 8,000      $ 8                                              5,335,992
   Issuance and accrual of
   additional
      Series D preferred shares as
      dividends                             644                                                                         1,155,130
   Series C preferred dividends
   Series D preferred dividends
   Series E preferred dividends
   Net loss

                                      ---------------------------------------------------------------------------------------------
Balance at  September 30, 2001           11,369    $ 11     8,000      $ 8    8,096,441  $ 8,096  634,035    $ 634   $ 26,578,238

===================================================================================================================================


[RESTUBBED TABLE]

                                      Accumulated
                                        Deficit          Total
                                      ----------------------------
Balance at December 31, 2000          $(24,327,399)   $(4,231,542)

   Exchange of Series C preferred
      stock for Series E preferred
      stock                              2,594,070      7,930,070
   Issuance and accrual of
   additional
      Series D preferred shares as
      dividends                                         1,155,130
   Series C preferred dividends           (620,843)      (620,843)
   Series D preferred dividends           (511,606)      (511,606)
   Series E preferred dividends           (240,001)      (240,001)
   Net loss                             (2,971,074)    (2,971,074)

                                      -----------------------------
Balance at  September 30, 2001        $(26,076,853)     $ 510,134

===================================================================

                 The accompanying notes are an integral part of
                     this consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     For the Nine Months Ended September 30,
                                                                     ---------------------------------------
                                                                            2001               2000
                                                                        -----------        -----------
Cash Flows from Operating Activities:
     Net loss                                                           $(2,971,074)       $(5,961,328)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
            Cumulative effect of a change in accounting principle                --          3,050,843
            Depreciation and amortization                                 1,969,049          1,458,793
            Amortization of customer accounts                             3,475,070          3,729,550
            Amortization of deferred financing costs                        118,333             72,308
            Provision for doubtful accounts                                 423,709            399,034
            Provision for inventory losses                                   39,000             31,000
        Changes in assets and liabilities:
            Accounts receivable                                            (666,691)           259,271
            Inventory                                                         1,747           (375,851)
            Prepaid expenses and other                                     (146,158)           122,421
            Notes receivable                                                (33,829)            17,954
            Deposits and other assets                                       (67,491)           (18,587)
            Accounts payable and accrued expenses                          (273,714)           242,241
            Unearned revenue                                              1,296,014            924,023
                                                                        -----------        -----------
            Net cash provided by operating activities                     3,163,965          3,951,672
                                                                        -----------        -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                                    (385,169)          (495,295)
     Goodwill and other intangible assets, net                             (137,946)            (3,530)
     Purchase of customer accounts                                          (57,530)          (291,367)
     Purchase of customer premise systems                                (2,677,944)        (2,410,942)
                                                                        -----------        -----------
            Net cash used in investing activities                        (3,258,589)        (3,201,134)
                                                                        -----------        -----------

Cash Flows from Financing Activities:
     Debt financing costs                                                  (138,880)          (150,000)
     Payments on debt obligations                                        (2,119,559)        (2,517,434)
     Proceeds from line of credit                                         2,938,484          2,661,780
     Equity issuance costs                                                  (69,930)            (6,590)
     Acquisition of treasury shares                                              --           (206,076)
     Payment of cash dividends                                             (860,844)          (860,844)
                                                                        -----------        -----------
            Net cash used in financing activities                          (250,729)        (1,079,164)
                                                                        -----------        -----------

            Net decrease in cash and cash equivalents                      (345,353)          (328,626)

Cash and cash equivalents, beginning of period                              722,575            578,034
                                                                        -----------        -----------
Cash and cash equivalents, end of period                                $   377,222        $   249,408
                                                                        ===========        ===========

Supplemental disclosure:
     Interest paid                                                      $   911,207        $ 1,021,181
                                                                        ===========        ===========

Non-cash investing and financing activities:
     Retirement of Series C preferred stock                             $ 8,000,000        $        --
                                                                        ===========        ===========
     Issuance of Series E preferred stock                               $ 5,336,000        $        --
                                                                        ===========        ===========
     Preferred stock dividends                                          $ 1,155,130        $   605,433
                                                                        ===========        ===========
     Contract holdbacks applied against accounts written off            $    20,914        $    11,917
                                                                        ===========        ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements of Guardian International, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB.

     Revenue Recognition
     -------------------
     Installation Revenue. During the fourth quarter of 2000, as a result of new interpretations of accounting principles generally accepted in the United States by the SEC, through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), the Company was required to change its accounting policy for revenue recognition of security and fire systems installations, as of January 1, 2000. Accordingly, the accompanying 2000 consolidated financial statements have been restated to reflect this change and the cumulative effect of a change of accounting principle of a charge of approximately $3.1 million was recorded as of January 1, 2000.

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

     Cost Accounting
     ---------------
     All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. To the extent such costs do exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term, they are expensed in the period in which the installation is completed. Capitalized installation costs, to the extent of deferred installation revenues, are amortized over the longer of the term of the service agreement or the estimated life of the customer relationship. Any capitalized installation costs in excess of deferred installation revenues are amortized over the initial term of the service agreement. Capitalized materials and direct labor costs are expensed as depreciation; capitalized commissions are expensed as cost of sales. When an account cancels, the deferred revenue balance and the capitalized cost balance are recognized.

     Comprehensive Loss
     ------------------
     The Company has no comprehensive loss components for the three and nine month periods ended September 30, 2001 and 2000, therefore, comprehensive loss is the same as net loss for all periods.

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 2000. Additionally, in June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which needs to be adopted concurrently with Statement 133. The Company adopted SFAS 133 and 138 as of January 1, 2001 and no adjustments to the consolidated financial statements were required upon adoption of these statements.

     Reclassifications
     -----------------
     Certain 2000 amounts in the consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.   CUSTOMER ACCOUNTS, NET

     The following is an analysis of the changes in acquired customer accounts:

                                                                        Nine Months Ended           Year Ended
                                                                           September 30,           December 31,
                                                                               2001                    2000
                                                                          -------------            -------------
     Balance, beginning of period                                         $  23,285,365            $  27,364,201
           Purchase of customer accounts from dealers                            57,530                  397,139
           Charges against contract holdbacks                                  (20,914)                 (15,889)
           Amortization of customer accounts                                (3,475,070)              (4,702,478)
           Other                                                                103,402                  242,392
                                                                          -------------            -------------
     Balance, end of period                                               $  19,950,313            $  23,285,365
                                                                          =============            =============

     In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of $43,834 and $145,223 at September 30, 2001 and December 31, 2000, respectively, as contract holdbacks in connection with the acquisition of customer accounts which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets, net, consist of the following:

                                                      Amortization                 September 30,            December 31,
                                                         Period                        2001                    2000
                                                  ---------------------             -----------             ------------
           Goodwill                                           10 years              $ 2,043,210             $  1,898,100
           Deferred financing costs                            2 years                1,131,409                  992,529
           Other                                          5 - 10 years                  359,066                  366,233
                                                                                    -----------               ----------
                                                                                      3,533,685                3,256,862
           Accumulated amortization                                                 (1,924,619)              (1,665,737)
                                                                                    ----------              -----------
                                                                                    $ 1,609,066             $ 1,591,125
                                                                                    ===========             ===========

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                           September 30,            December 31,
                                                              2001                     2000
                                                           -----------              -----------
     Trade accounts payable                                $ 1,147,001             $    992,050
     Contract holdbacks                                         43,834                  145,223
     Preferred dividends payable                               286,944                  930,471
     Customer deposits                                         856,027                1,068,966
     Accrued expenses                                        1,081,300                1,195,634
                                                           -----------             ------------
                                                           $ 3,415,106             $  4,332,344
                                                           ===========             ============

5.       LONG TERM OBLIGATIONS

     Long term obligations consist of the following:

                                                           September 30,            December 31,
                                                              2001                     2000
                                                           -----------              -----------

     Credit facility with financial institution            $12,366,444             $11,433,165
     Capital lease obligations                                 182,458                 160,498
     Equipment notes payable and other                         333,029                 469,343
                                                           -----------             -----------
                                                            12,881,931              12,063,006
     Less : current portion                                  (166,056)               (321,499)
                                                           -----------             -----------
                                                           $12,715,875             $11,741,507
                                                           ===========             ===========

     Under the Renewed Credit Facility, borrowings bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At September 30, 2001, the debt was bearing interest at a weighted average rate of 7%.

     In June 2001, the Renewed Credit Facility was amended to extend the expiration date to April 3, 2003 from June 30, 2002. Under the terms of the Renewed Credit Facility, certain financial performance covenants were modified. The Company is in compliance with all such covenants as of September 30, 2001. At September 30, 2001, $7.6 million was available under the Renewed Credit Facility.

7.   EQUITY TRANSACTIONS

     On April 16, 2001, Richard Ginsburg, then president and chief executive officer of the Company, was named chief executive officer and a member of the Board of Directors of Protection One, Inc. ("Protection One"), an 85%-owned subsidiary of Westar Industries.

     In connection with the changes described above, Westar Investments, Inc., a wholly-owned subsidiary of Westar Industries, and the holder of all outstanding shares of Guardian's preferred stock, exchanged $8 million principal amount of Series C 7% redeemable preferred stock of the Company for $8 million principal amount of a newly issued Series E 7% preferred stock which is redeemable after October 21, 2001 at the Company's option, and is classified as equity in the Company's consolidated balance sheet. This transaction has undergone a third party appraisal, and as a result of this appraisal, the Company recorded a gain of approximately $2.6 million during the quarter ended June 30, 2001 which is reflected in shareholders' equity (deficit) and is allocated to common shareholders in the loss per share calculation.

     Protection One also granted Guardian a warrant to purchase 250,000 shares of its common stock at an exercise price based on the average closing price for the twenty days immediately preceding the date of grant ($1.31 per share). The warrant vests one-third annually over three years and has a ten-year term. This warrant and the related gain are being recorded ratably over the vesting period as non-operating other income based on the variable valuation of the warrant using the Black Scholes model at each quarter-end. As a result of this transaction, income of approximately $48,000 and $67,000 was recorded in the quarter and nine months ended September 30, 2001, respectively.

     In October 1998, the Company issued its Series D preferred stock. This series of preferred stock allows for the annual dividend obligation, payable on January 1st of each year, to be satisfied in either cash or additional Series D preferred stock, at the option of the Company. To date, the Company has elected to issue additional preferred stock to satisfy the dividend. Each quarter, the Company recorded this obligation as a liability on its consolidated balance sheet. During the quarter ended June 30, 2001, the Company reclassified dividends payable into Additional Paid-in Capital in the shareholders' equity (deficit) section of the consolidated balance sheet for shares issued on dividends accrued for the period January 1, 2000 through December 31, 2000. As it is the Company's intent to continue to pay the dividend on Series D preferred stock in additional preferred shares, during the six months ended June 30, 2001, the Company has reclassified dividends payable recorded from January 1, 2001 through June 30, 2001 into additional paid-in capital in the shareholders' equity (deficit) section of the consolidated balance sheet and will continue to record dividends for subsequent periods into additional paid-in capital in the shareholders' equity (deficit) section of the consolidated balance sheet until such time that it decides to pay the dividend in cash.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is a party to claims and matters of litigation incidental to the normal course of its business. Additionally, the Company has received notices from consumer complaints filed with various state agencies. The Company has developed a dispute resolution process for addressing these administrative complaints. The ultimate outcome of such matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of such matters will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

9.   RECENT PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective for business combinations occurring after June 30, 2001.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other intangible assets is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill and other intangible assets arising from the initial application of SFAS 142 is to be reported as resulting from a cumulative effect of a change in accounting principle. The Company has not yet assessed the impact of adopting SFAS 142.

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

         The Company's objective is to provide residential and commercial security monitoring services to an increasing number of subscribers. The Company's growth strategy is to enhance its position in the security alarm monitoring industry in Florida and in the metropolitan New York City area by increasing the number and density of subscribers for whom it provides services. The Company is pursuing this strategy through a growth plan which involves incorporating acquisitions of portfolios of subscriber accounts in existing and contiguous markets and growth in the Company's existing markets through referrals and traditional local marketing. The Company believes that increasing the number and density of its subscribers will help it to achieve economies of scale and enhance its results of operations. The Company also regularly reviews opportunities for expanding its operations into other large metropolitan markets.

         The events of September 11, 2001 in the New York City area did not have a material impact on the Company's financial position, results of operations or cash flow.

Key Operating Measures

         The Company believes that EBITDA, MRR, and MRR attrition are key measurements of performance in the security monitoring industry.

         EBITDA. Earnings before interest and other expense, net, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor of cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the three and nine months ended September 30, 2001 and 2000:

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                            -------------------------------      -------------------------------
                                                 2001                2000              2001              2000
                                              ----------         ----------      ------------       ------------
Net loss before cumulative effect of a
change in accounting principle                 $(918,753)        $ (965,763)      $(2,971,074)       $(2,910,485)
Plus :
       Amortization of customer contracts      1,188,832          1,266,229         3,475,070          3,729,550
       Depreciation and amortization             685,007            499,655         1,969,049          1,458,793
       Interest and other expense, net           228,116            344,384           848,617            942,684
                                              ----------         ----------      ------------       ------------
              EBITDA                          $1,183,202         $1,144,505      $  3,321,662       $  3,220,542
                                              ==========         ==========      ============       ============

         Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive for a month of service under monitoring and service contracts in effect at the end of the period. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of acquired customers' accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with generally accepted accounting principles. MRR at September 30, 2001 and December 31, 2000 was approximately $1,135,000 and $1,100,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, i.e., attrition, of monitoring and related services as a result of subscriber relocation, the cancellation of acquired accounts during the process of integrating such accounts into the Company's operations, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, the reconnection of premises previously occupied by subscribers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference between gross MRR lost as the result of canceled subscriber accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the twelve months ended September 30, 2001 and 2000 was less than 10%, on an annualized basis.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated for consolidated operations.

                                                      For the Three Months Ended            For the Nine Months
                                                             September 30,                  Ended September 30,
                                                    ------------------------------    ------------------------------
                                                        2001              2000            2001              2000
                                                    -------------     ------------    ------------      ------------
Revenues
        Monitoring                                         60.9%            69.7%           62.8%             70.8%
        Installation and service                            39.1             30.3            37.2              29.2
                                                    ------------      -----------     -----------       -----------
                 Total revenues                            100.0            100.0           100.0             100.0

Operating expenses
        Monitoring                                           9.0             10.8             9.7              11.2
        Installation and service                            31.8             25.3            30.6              24.2
        Selling, general and administrative                 37.4             39.2            38.6              40.7
        Amortization of customer accounts                   21.9             27.3            22.1              27.7
        Depreciation and amortization                       12.6             10.8            12.5              10.8
                                                    ------------      -----------     -----------       -----------
                 Total operating expenses                  112.7            113.4           113.5             114.6

Interest and other expense, net                              4.2              7.4             5.4               7.0
                                                    ------------      -----------     -----------       -----------

Net loss                                                 (16.9)%          (20.8)%         (18.9)%           (21.6)%
                                                    ============      ===========     ===========       ===========

Three months Ended September 30, 2001 Compared to Three months Ended September 30, 2000

         Revenue. Total revenues for the three months ended September 30, 2001 increased 17% to approximately $5.4 million from approximately $4.6 million during the corresponding period in the prior year. Monitoring revenues for the three months ended September 30, 2001 increased to approximately $3.3 million, or 2%, from approximately $3.2 million during the corresponding period of the prior year. The increase in monitoring revenues in the three months ended September 30, 2001 compared to the prior year's period is attributable to monitoring agreements that are continuously purchased from other security dealers as well as monitoring agreements that are signed in conjunction with the Company's installation activities. Installation and service revenues for the three months ended September 30, 2001 increased by 51% to approximately $2.1 million, compared to approximately $1.4 million during the corresponding period of the prior year. The increase in installation and service revenues in the three months ended September 30, 2001 compared to the prior year's period is a result of significantly increased sales activity in the New York area, and increases in sales activity in the Company's Florida business servicing builders of new homes.

         Monitoring, Installation and Service. Monitoring, installation and service expenses for the three months ended September 30, 2001 increased 32% to approximately $2.2 million, compared to approximately $1.7 million during the corresponding period in the prior year. Monitoring expenses decreased 2% to approximately $491,000 compared to $499,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the three months ended September 30, 2001, monitoring expenses remained constant at 15%, compared to the corresponding period in the prior year. Installation and service costs during the three months ended September 30, 2001 increased by 47% to approximately $1.7 million, compared to approximately $1.2 million during the corresponding period in the prior year. The increase in installation and service costs was consistent with the increase in installation and service revenue.

Gross profit, defined as total revenues less monitoring and installation and service costs, increased by 8% to approximately $3.2 million during the three months ended September 30, 2001, compared to approximately $3.0 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 3% to approximately $2.8 million during the three months ended September 30, 2001, compared to approximately $2.7 million during the corresponding period in the prior year. The increase in gross profit from monitoring activities is attributable to the increase of monitored accounts from internal installation activities for which the incremental costs to monitor are minimal. Gross profit from monitoring activities as a percentage of monitoring revenue remained constant at 85% during the three months ended September 30, 2001, compared to the prior period. Gross profit from installation and service activities increased to approximately $399,000 during the three months ended September 30, 2001, from approximately $231,000 during the corresponding period in the prior year, primarily due to a 75% increase in installation revenues. Gross profit on installation and service activities as a percentage of installation and service revenues was 19% for the period, compared to 16% for the prior period.

         Selling, General and Administrative ("SG&A"). SG&A increased by 12% to approximately $2.0 million during the three months ended September 30, 2001, compared to approximately $1.8 million during the corresponding period in the prior year. The increase in SG&A costs in 2001 from 2000 is related primarily to additional personnel required to support our increased sales activities as well as additional personnel allocated to care for our existing customers.

         Amortization of Customer Contracts. Amortization of customer contracts decreased approximately 6%, to approximately $1.2 million during the three months ended September 30, 2001, compared to approximately $1.3 million during the corresponding period in the prior year. Such costs are amortized over 10 years, unless contracts are cancelled and not replaced by the alarm company from which the account was purchased, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense. The decrease in amortization arose from fewer cancellations in the Company's New York operations.

         Depreciation and Amortization. Depreciation and amortization increased by 37% to approximately $685,000 during the three months ended September 30, 2001, compared to approximately $500,000 during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in capitalized customer premise equipment. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $14.5 million at September 30, 2001 from approximately $10.9 million at September 30, 2000) and the amortization of certain other intangible assets.

         Interest and Other Expense, Net. Interest and other expense, net decreased 34% to approximately $228,000 during the three months ended September 30, 2001, compared to approximately $344,000 during the corresponding period in the prior year. Approximately $47,000 of income was recorded due to the accretion of the warrant obtained from Protection One. Interest expense was lower from period to period due to significantly lower average interest rates offset by increased borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility increased to approximately $12.4 million at September 30, 2001 from approximately $10.8 million at September 30, 2000.

         Net Loss. Net loss applicable to common stock for the three months ended September 30, 2001 and 2000 was approximately $1.4 million, or $0.16 per share.

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

         Revenue. Total revenues for the nine months ended September 30, 2001 increased 17% to approximately $15.7 million from approximately $13.5 million during the corresponding period in the prior year. Monitoring revenues for the nine months ended September 30, 2001 increased to approximately $9.9 million, or 4%, from approximately $9.5 million during the corresponding period of the prior year. The increase in monitoring revenues in the first nine months of 2001 from the first nine months of 2000 is attributable to monitoring agreements that are continuously purchased from other security dealers as well as monitoring agreements that are signed in conjunction with the Company's installation activities. Installation and service revenues for the nine months ended September 30, 2001 increased by 49% to approximately $5.9 million, compared to approximately $3.9 million during the corresponding period of the prior year. The increase in installation and service revenues in the first nine months of 2001 compared to the prior year's period is a result of significantly increased sales activity in the New York area, and increases in sales activity in the Company's Florida business servicing builders of new homes.

         Monitoring, Installation and Service. Monitoring, installation and service expenses for the nine months ended September 30, 2001 increased 33% to approximately $6.3 million, compared to approximately $4.8 million during the corresponding period in the prior year. Monitoring expenses increased 1% to approximately $1,517,000 compared to approximately $1,500,000 during the corresponding period in the prior year. As a percentage of monitoring revenues during the nine months ended September 30, 2001, monitoring expenses were 15% compared to 16% in the prior period. Installation and service costs during the nine months ended September 30, 2001 increased by 48% to approximately $4.8 million, compared to approximately $3.3 million during the corresponding period in the prior year. The increase in installation and service costs was consistent with the increase in installation and service revenue.

Gross Profit, defined as total revenues less monitoring and installation and service costs, increased by 8% to approximately $9.4 million during the nine months ended September 30, 2001, compared to approximately $8.7 million during the corresponding period in the prior year. Gross profit from monitoring activities increased by 4% to approximately $8.4 million during the nine months ended September 30, 2001, compared to approximately $8.0 million during the corresponding period in the prior year. Gross profit from monitoring activities as a percentage of monitoring revenue increased to 85% from 84% in the prior period. The increase in gross profit from monitoring activities is attributable to the increase of monitoring revenue for which the incremental costs to monitor are minimal. Gross profit from installation and service activities increased by 52% to approximately $1,035,000 during the nine months ended September 30, 2001, from approximately $681,000 during the corresponding period in the prior year, primarily due to a 69% increase in installation revenues offset by slightly higher installation costs. Gross profit on installation and service activities as a percentage of installation and service revenues was 18% for the period, compared to 17% for the prior period.

         Selling, General and Administrative. SG&A increased by 11% to approximately $6.1 million during the nine months ended September 30, 2001, compared to approximately $5.5 million during the corresponding period in the prior year. The increase in SG&A costs in 2001 from 2000 is related primarily to additional personnel required to support our increased sales activities as well as additional personnel allocated to care for our existing customers.

         Amortization of Customer Contracts. Amortization of customer contracts decreased approximately 7%, to approximately $3.5 million during the nine months ended September 30, 2001, compared to approximately $3.7 million during the corresponding period in the prior year. Such costs are amortized over 10 years, unless contracts are cancelled and not replaced by the alarm company from which the accounts were purchased, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense. The decrease in amortization arose from fewer cancellations in the Company's New York operations.

         Depreciation and Amortization. Depreciation and amortization increased by 35% to approximately $2.0 million during the nine months ended September 30, 2001, compared to approximately $1.5 million during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in capitalized customer premise equipment. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $14.5 million at September 30, 2001 from approximately $10.9 million at September 30, 2000) and the amortization of certain other intangible assets.

         Interest and Other Expense, Net. Interest and other expense, net increased 10% to approximately $849,000 during the nine months ended September 30, 2001, compared to approximately $943,000 during the corresponding period in the prior year. Approximately $63,000 of income was recorded due to the accretion of the warrant obtained from Protection One during the nine months ended September 30, 2001. Interest expense was lower from period to period due to lower average interest rates offset by increased borrowings under the Renewed Credit Facility. Total borrowings under the Renewed Credit Facility increased to approximately $12.4 million at September 30, 2001 from approximately $10.8 million at September 30, 2000.

         Net Loss. Net loss applicable to common stock for the nine months ended September 30, 2001 was approximately $1.7 million, or $0.20 per share, compared to a net loss before cumulative effect of change in accounting principle of approximately $4.3 million, or $0.48 per share, during the corresponding period of the prior year. The current period net loss includes an approximate $2.6 million gain on exchange of preferred stock. The cumulative effect of a change in accounting principle associated with the adoption of SAB No. 101 of a charge of approximately $3.1 million or $0.34 per share was also recorded as of September 30, 2000.

Liquidity and Capital Resources

         As of September 30, 2001, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flow will be generated from a combination of (1) the Company's existing $20.0 million Renewed Credit Facility with Heller, subject to compliance with the provisions of the debt covenants in the Renewed Credit Facility, and (2) recurring revenue from its security monitoring customer base, which generated $3.3 million of EBITDA in the nine months ended September 30, 2001. At September 30, 2001, there was $7.6 million of availability under the Renewed Credit Facility. Cash flow from operating activities was approximately $3.2 million for the nine months ended September 30, 2001.

         Capital Resources. In June 2001, the Renewed Credit Facility was amended to extend the expiration date to April 3, 2003 from June 30, 2002. Under the terms of the Renewed Credit Facility, certain financial performance covenants were modified. The Company was in compliance with all such covenants as of September 30, 2001.

         The Renewed Credit Facility is used primarily for acquisitions of subscriber accounts and to finance the Company's internal account creation efforts. The Company's continued plan of growth through acquisitions of subscriber accounts is contingent upon its ability to borrow under the Renewed Credit Facility.

Liquidity. Net cash provided by operating activities during the nine months ended September 30, 2001 was approximately $3.2 million. The Company incurred a net loss of approximately $3.0 million during such period; however, included in such loss was non-cash depreciation and amortization expense, amortization of customer contracts expense and amortization of deferred financing costs totaling approximately $5.6 million, and a bad debt provision of approximately $424,000. Other operating cash flows included cash inflows of approximately $1.3 million related to unearned revenue from customer premise systems and cash outflows of approximately $1.2 million related to accounts receivable, accounts payable and accrued expenses, prepaid expenses and other, notes receivable, and deposits and other assets.

         Net cash used in investing activities was approximately $3.3 million during the nine months ended September 30, 2001 and was comprised of approximately $138,000 for goodwill and other intangibles, net, approximately $57,000 used in the purchase and placement of customer accounts and the purchases of fixed assets of approximately $3.1 million, which includes equipment under lease at customer premises of approximately $2.7 million.

         Net cash used in financing activities was approximately $251,000 during the nine months ended September 30, 2001, consisting primarily of proceeds under borrowings from Heller of approximately $2.9 million. Theses proceeds were offset by repayments to Heller and other debt obligations of approximately $2.1 million, payment of cash dividends on preferred stock of approximately $860,000, debt financing costs of approximately $139,000, and costs related to the issuance of equity securities of approximately $70,000. The Company's cash balance was approximately $377,000 as of September 30, 2001.

         Total shareholders' equity was approximately $510,000 at September 30, 2001, increasing by a net amount of approximately $4.7 million during the nine months ended September 30, 2001. The net increase resulted from the exchange of 8,000 shares of redeemable Series C preferred stock, which is classified outside the shareholders' equity (deficit) section of the consolidated balance sheet, into 8,000 shares of Series E preferred stock, which is classified in the shareholders' equity (deficit) section of the consolidated balance sheet. This exchange resulted in an increase of approximately $7.9 million. Additionally, preferred dividends associated with the Series D preferred stock of approximately $1.2 million were reclassified from accounts payable and accrued expenses to additional paid-in capital on the consolidated balance sheet, as the Company intends to pay such dividends in additional Series D preferred stock. These increases were offset by the payment and accrual of dividends on the Company's C, D and E preferred stock of approximately $1.4 million and the net loss of approximately $3.0 million.

         The Company does not currently have any significant commitments for capital outlays.

         Affiliation with Western Resources, Inc. As discussed in the Company's Form 10-KSB for the year ended December 31, 2000, in Part I, Item 1 "History", Western Resources, Inc. indirectly holds a significant investment in the Company.

Recent Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective for business combinations occurring after June 30, 2001.

         In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other intangible assets is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill and other intangible assets arising from the initial application of SFAS 142 is to be reported as resulting from a cumulative effect of a change in accounting principle. The Company has not yet assessed the impact of adopting SFAS 142.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------

None



Reports on Form 8-K
-------------------

1. A current report on Form 8-K was filed on August 13, 2001 reporting 1 event under item 5.

                                   SIGNATURES
                                   ----------

     In accordance with Section 12 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GUARDIAN INTERNATIONAL, INC.


                                         By:   /s/ KENNETH WIESENFELD
                                            -------------------------------
                                               Kenneth Wiesenfeld
                                               Vice President of Finance and
                                               Principal Accounting Officer

                                         Date: November 12, 2001