Form 10KSB
period 2001-12-31
GUARDIAN INTERNATIONAL INC
filed 2002-03-25
CIK 1013978

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         For the 2001 fiscal year, Guardian International, Inc. reported revenues of $20,930,806.

       The aggregate market value of Guardian International, Inc. Class A Voting Common Stock, par value $.001 per share, and Class B Non-Voting Common Stock, par value $.001 per share, held by non-affiliates computed by reference to the price at which the stock was sold as of March 20, 2002 was $3,707,560.

        As of March 20, 2002, Guardian International, Inc. had 8,096,441 shares of Class A Voting Common Stock, par value $.001 per share, and 634,035 shares of Class B Non-Voting Common Stock, par value $.001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders (Incorporated in Part III to the extent provided in Items 9, 10, 11 and 12 hereof).

        Transitional Small Business Disclosure Format (check one): Yes [] No [X]



================================================================================



                                              TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----

INTRODUCTORY NOTE                                                                                             1

PART I

Item 1.               Business                                                                                2

Item 2.               Property                                                                                7

Item 3.               Legal Proceedings                                                                       8

Item 4.               Submission of Matters to a Vote of Security Holders                                     8

PART II

Item 5.               Market for Common Equity and Related Stockholder Matters                                9

Item 6.               Management's Discussion and Analysis of Financial Condition and Results of              10
                      Operations

Item 7.               Financial Statements                                                                    16

Item 8.               Changes In and Disagreements With Accountants on Accounting and Financial               16
                      Disclosure

PART III                                                                                                      35

Item 13.              Exhibits and Reports on Form 8-K                                                        36


                                INTRODUCTORY NOTE


FORWARD-LOOKING STATEMENTS

           Certain statements contained in this Annual Report on Form 10-KSB ("Annual Report") are forward-looking statements, which generally express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, including words or phrases such as "believes," "expects," "anticipates," "hopes," or other words of similar import).

           These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties. Such risks and uncertainties include, among others, the following: (i) the ability of the Company to add additional customer accounts to its account base through acquisitions from third parties, through internal sales efforts and through strategic alliances; (ii) the level of customer attrition; (iii) the availability of capital to the Company relative to certain larger companies in the security alarm industry which have significantly greater capital and resources; (iv) increased false alarm fines and/or the possibility of reduced public response to alarm signals; (v) changes in local, state and federal regulations; (vi) availability of qualified personnel; (vii) competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; (viii) social and economic conditions; (ix) natural disasters; and (x) other risk factors described in the Company's reports filed with the Securities and Exchange Commission ("SEC") from time to time. Many of these risks and uncertainties are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

           Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I



ITEM 1.  BUSINESS

           Guardian International, Inc. ("Guardian" or the "Company") is a provider of monitoring (retail and wholesale), maintenance services, sales and installation for high-grade electronic security and fire alarm systems to commercial and residential customers primarily in the states of Florida and New York.

         The Company's predecessor, Everest Security Systems Corporation ("Everest") was incorporated in Nevada in October 1986, and merged with Guardian International, Inc., a Florida corporation, on August 28, 1996. Following the merger, Guardian International, Inc. became the successor, and its officers and directors assumed the responsibilities of Everest's former management. In July 1999, Guardian became incorporated in the state of Florida.

           Guardian was ranked among the top 25 security monitoring companies in the United States by Security Distributing and Marketing Magazine ("SDM Magazine") based on gross revenues for the year ended December 31, 2000.

           The Company's core business strategies include: (i) generating new alarm monitoring and service contracts through its own sales and installation efforts; and (ii) acquiring existing alarm monitoring contracts from independent alarm dealers or through the acquisition of entire companies in the industry. Beginning in 1999, the Company's internal sales efforts have been responsible for most of the Company's monthly recurring revenues ("MRR") growth. Management anticipates growth from its commercial business as the Company has seen an increase in demand and need for security systems and services in our respective markets. With projections from the Company's homebuilder clients, management hopes to continue to generate additional revenue from the sale of new homes providing residential structured wiring systems and monitoring services. With respect to the its second core business strategy, Guardian has acquired more than thirty alarm companies and/or portfolios of customer monitoring contracts from independent alarm dealers since 1994. During 2001, the Company established new business relationships with independent alarm dealers and purchased additional account portfolios. Management believes that acquisition opportunities exist and the Company intends to continue considering the possibility of pursuing acquisitions of alarm companies and customer account portfolios in major metropolitan areas throughout the United States outside of Florida.

           The Company has furthered these business goals in many respects by establishing a strategic relationships with Western Resources, Inc. ("Western") and its subsidiaries. Specifically, since 1997 Western and its subsidiaries, including Westar Investments, Inc. ("Westar"), have invested a total of $21.5 million cash to acquire the Company's equity securities. The Company believes that this relationship has helped and will continue to help the Company's competitive position by: (i) improving the Company's financial strength by increasing the Company's equity; (ii) lowering its cost of capital; (iii) improving its appeal to potential sellers of alarm accounts or alarm companies; and (iv) improving and expanding acquisition and investment opportunities made available to the Company.

Recent Developments
-------------------

o In April 2001, Richard Ginsburg resigned as President and Chief Executive Officer of the Company after being named Chief Executive Officer and a member of the Board of Directors of Protection One, Inc. ("Protection One"), an 85% owned subsidiary of Westar Industries, Inc. Westar Industries, Inc. is a wholly-owned subsidiary of Western. Richard Ginsburg has remained on the Company's Board of Directors. Harold Ginsburg, Chairman of the Company, has assumed the positions of President and Chief Executive Officer of the Company. In connection with the resignation of Richard Ginsburg, Westar agreed to exchange $8 million principal amount of Series C 7% Redeemable Preferred Stock of the Company for $8 million principal amount of a newly issued Series E 7% Preferred Stock. In addition, Protection One agreed to grant Guardian the right to purchase 250,000 shares of its common stock based on the average closing price for the twenty days immediately preceding the date of grant. The right vests ratably over three years and has a ten year term.

o Effective July 31, 2001, Darius G. Nevin resigned as Vice President and Chief Financial Officer of the Company after being appointed Executive Vice President and Chief Financial Officer of Protection One. Mr. Nevin remains on Guardian's Board of Directors. Ken Wiesenfeld, Vice President of Finance, has assumed responsibility for the Company's corporate finance and financial reporting functions.

o The terrorist attacks of September 11, 2001 did not have a material impact on the Company's financial position, results of operations or cash flow for the fiscal year 2001. The Company anticipates that these threats have heightened the public's awareness of the need for increased security in all respects. The potential impact of future terrorist attacks on general economic conditions and on the Company's businesses, in particular, is uncertain. In the event that similar attacks in the future significantly disrupt the Company's monitoring services, the Company could be exposed to liabilities that exceed the coverage provided by its existing insurance policies, which could have a material adverse effect on the Company.

o Guardian and Westar are parties to a stockholders agreement relating to Westar's ownership of shares of Guardian's Series C, Series D and Series E Preferred Stock. On December 31, 2001, Westar transferred 10,548 shares of Series D and 678 shares of Series E Preferred Stock to Western. In addition, Guardian executed an agreement allowing Western to grant incentive compensation to Western's executive officers and directors in the form of restricted share units linked to such shares of Guardian's Series D and Series E Preferred Stock. The holders of these restricted share units are entitled to receive cash or payment in kind dividends on the Series D and Series E Preferred Stock linked to their restricted share units. The restricted share units provide for the transfer of the Series D and Series E Preferred Stock to the holder upon vesting (subject to the holder agreeing to become a party to the above referred to stockholders agreement), which vesting will occur if certain share price appreciation goals are met with respect to Western's common stock. The restricted share units were granted to eleven executive officers of Western, including David
     C. Wittig, Chairman of the Board, President and Chief Executive Officer of Western, and Douglas T. Lake, Executive Vice President of Western and also a director of Guardian. In the aggregate, the Series D Preferred Stock underlying all of the restricted share units granted to Western executive officers are convertible into approximately 28% of Guardian's Class A Voting Common Stock ("Class A Common Stock") on a fully diluted basis. The Series D Preferred Stock underlying the restricted share units granted to Mr. Wittig and Mr. Lake are convertible into approximately 15% and 9% respectively, of Guardian's Class A Common Stock on a fully diluted basis.


MONITORING SERVICES

           The Company provides retail and wholesale monitoring services to its customers. Retail monitoring services are provided to those customers who the Company has established through direct internal sales and installation efforts as well as acquisitions. Wholesale monitoring services are provided to customers of third party alarm companies and offers these companies additional services, such as off-site data entry and account maintenance, automated account history, testing, marketing and technical support.

           The Company operates two central monitoring stations, one of which is located in Hollywood, Florida and the other of which is located in New York City, New York. Each central monitoring station is listed by Underwriters Laboratories, Inc. ("UL"). The Hollywood central monitoring station is also listed by a second independent testing agency, Factory Mutual. From these monitoring stations, the Company monitors commercial facilities and residences for burglary, fire alarm, environmental and other events through its technologically-advanced security monitoring systems. If an alarm condition is detected, a signal is transmitted over telephone and/or radio transmission to the Company's central monitoring station. Where the conditions require verification and/or dispatch action, the Company's human operators react in accordance with standard procedures.

           The Company also monitors opening and closing schedules for the Company's commercial customers. Commercial customers have the option of receiving periodic reports reflecting the date, time, action and employee name with respect to each opening or closing activity during the relevant period. The reports can be sent to any location around the world via mail, facsimile or email. The Company services its Northeast commercial customers through its wholly-owned subsidiary, Mutual Central Alarm Services, Inc. ("Mutual") and Statland Burglar Alarm Devices, Inc. ("Statland"), Mutual's wholly-owned subsidiary, both of which were acquired by the Company in 1998. Mutual provides services to high-end retail businesses, financial institutions and Fortune 500 companies. Statland provides services to retail businesses, financial institutions and residential customers.

           Retail monitoring services generated revenue of approximately $12.7 million in 2001 and $12.2 million in 2000, which represents a 4% increase. As of the date of this Annual Report, the Company had approximately 27,000 retail customers. No individual retail customer represents more than 5% of the Company's total revenues.

           Wholesale monitoring services generated revenues of approximately $598,000 in 2001 and $638,000 in 2000, which represents a 6% decrease. As of the date of this Annual Report, the Company has approximately 28,000 wholesale customers. No such wholesale account represents more than 5% of the Company's total revenues.

SALE AND INSTALLATION OF ELECTRONIC SECURITY SYSTEMS

           The Company typically installs electronic security and fire alarm systems for its commercial and residential customers. These systems can range in complexity from simple alarm panels interfaced with one or two sensors to highly integrated access control and closed circuit television ("CCTV") systems.

           Most of the alarm-related products sold by the Company are manufactured or distributed by subsidiaries of Pittway Corporation and by Detection Systems, Inc. and its subsidiaries. The Company sells a variety of brands of access control and CCTV, depending upon the specific application needed by the customer.

           For fiscal year 2001, revenue derived from the sale and installation of security and fire alarm systems increased by 49% and totaled approximately $5.6 million compared to $3.8 million in 2000.

SERVICE AND MAINTENANCE OF ELECTRONIC SECURITY AND FIRE ALARM SYSTEMS

           A strong service and maintenance capability is an important element in maintaining good customer relations and low attrition. The Company provides responsive service to its customers whose electronic security and fire alarm systems require repair or upgrading. Depending on the nature of the problem and the customer, such services are typically provided within 24 to 48 hours.

           Service and maintenance of security and fire alarm systems generates revenue primarily through billable field service calls or contractual payments under service and maintenance agreements. For fiscal year 2001, revenue derived from service and maintenance increased by 6% and totaled approximately $1.7 million compared to $1.6 million in 2000.

EQUIPMENT AND TECHNOLOGY

           Advances in digital communications technology permit the monitoring of customer accounts over a wide geographic area from a central station monitoring station. In addition, the concurrent development of microprocessor-based control panels has reduced the cost of equipment available to the customers in the commercial and residential markets. Digital technology has also enabled equipment manufacturers to build more features into security systems, such as remote user interface, lighting and heat controls and users programming features. The improvements in technology have substantially increased the economies of scale and reduced costs for alarm monitoring companies like Guardian.

           The Company believes that it utilizes automation equipment that is the same as or comparable to those systems utilized by the largest national security alarm companies. Each of the Company's alarm monitoring centers is equipped with equipment that enables the Company to receive, analyze, and process information from security and fire alarm, temperature-sensing, video, and access control systems located at customer sites. The Company can, in most cases, also perform remote diagnostics for many customers from the control center. The automation equipment also enables the Company to process accounting information, service and maintenance information, and scheduled compliance requirements required by the Company's customers. The Company's central monitoring systems currently have the capacity to monitor up to approximately 250,000 customers with moderate upgrades to the storage and processor capacity of its existing hardware system. Moreover, the operating facility would require minimal physical changes to accommodate such a volume of accounts.

           The Company invests annually in monitoring hardware upgrades to keep up with technological advances. These enhancements enable the Company to link its New York City, Staten Island, Tampa, and Miami offices into the main system. Furthermore, the Company has a number of web sites (www.GuardianInternational.com, www.4Guardian.com, www.4Mutual.com, www.Statland.com, www.PrepareandProtect.net, www.GoAccessControl.com, www.95cam.com) that are used for both informational purposes and marketing, as well as sites where customers can make routine requests for small items, request service, and order additional security equipment. These enhancements enable a large part of the Company to share one customer database and to improve its efficiency in the areas of monitoring, service routing, and internal communication.

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

MARKETING

           Beginning in 1999, the Company's internal sales efforts have been responsible for most of the Company's MRR growth. The Company has various marketing programs in place intended to generate new monitoring customers and upgrade existing customers with additional services. The Company has established a significant relationship with its supplier of alarm system equipment, First Alert Professional (TM). This relationship has lead to a variety of joint marketing programs, which have enhanced the Company's direct sales efforts.

           The Company has also expanded its line of services and products. For instance, in 2000, the Company introduced www.GoAccessControl.com, an Internet-based service for managing access control systems. The Company has continued to maintain an expansive web presence for marketing information about the Company and its capabilities and is using services based on the Internet to differentiate itself from its competition.

           In 2001, the Company's marketing activities consisted primarily of acting on referrals with the in-house subscriber base and a limited amount of advertising and direct mail solicitations. The Company's employees are members of industry and community organizations to enhance the Company's reputation with influential business and community leaders.

COMPETITION

            The security alarm industry is characterized by a high degree of fragmentation and currently is comprised of a small number of relatively large competitors and a large number of small providers of alarm systems and services. A survey published by SDM Magazine in May 2001 reported that in 2000, based upon information provided by its respondents, the 100 largest companies in the alarm industry accounted for approximately 23% of industry revenues.

           Competitive conditions vary within each segment of the security industry. The largest segment of the industry is composed of security system dealers. Most of these companies have fewer than twenty employees, average 150-850 customer accounts, are usually under-capitalized, are owner-managed, and do not have their own central monitoring stations.

           The Company believes that thousands of smaller alarm service companies, because of their size, have higher overhead expenses as a percentage of revenues than the Company and lack access to capital on terms as attractive as those available to the Company. Moreover, due to a decline in security system installation prices over the last three years, security alarm companies participating in market growth typically make a substantial investment in each new customer. In order to be competitive, security alarm companies often sell equipment at or below cost in the expectation of generating future recurring monitoring revenues. Consequently, access to capital has become an increasingly important factor in a security alarm company's success.

           The commercial and residential security market penetration is still thought to be relatively low with tremendous opportunity for growth. The Company believes that several factors have spawned an increase for security for both commercial and residential markets where the Company operates, including the recent development of September 11, 2001 and the increased demand from the public concerning safety and crime.

           Many insurance companies may require that businesses install an alarm system as a condition to obtain and/or renew insurance coverage. In addition, new commercial buildings must have an inspected and certified fire alarm system to obtain a certificate of occupancy. Homeowners can benefit from insurance company discounts with the installation of an alarm system. Discounts may be even larger when the alarm system is monitored by a certified alarm monitoring center.

           The barriers to entry in this monitoring segment are high due to the large investment required to equip and to conform facilities for UL certification. This segment is divided into national and regional firms. The Company believes that large regional companies, such as Guardian, have a competitive advantage relative to large national companies because they have the access to capital and the technology required to compete with the national companies while enjoying the marketing advantages created from providing "local" monitoring and service. However, a number of these larger companies may have significantly greater capital and resources than the Company, which may limit the Company's ability to effectively compete with such companies.

GOVERNMENT REGULATION

           The Company's operations are subject to federal, state, county and municipal laws, regulations and licensing requirements. The Company's employees include holders of four low-voltage electrical contractors' licenses issued by the State of Florida. In addition, the Company believes it holds all the licenses required to operate in the counties and municipalities in Florida in which it is presently providing services. In New York, the Company is qualified to provide low-voltage electrical services, uniformed response services, security alarm monitoring and fire alarm monitoring for customers.

           Because the Company operates a central monitoring station and installs burglar and fire alarms, the State of Florida requires that the Company's employees who are directly involved in the monitoring of customers and the provisioning of field repair services complete a certification program and that the Company maintain a license to conduct its monitoring business. The Company believes that it holds the necessary licenses to conduct its business and that it is in compliance with all licensing and regulatory requirements in each jurisdiction in which it operates.

           The Company relies on the use of telephone lines and radio frequencies to transmit signals and relay alarm calls. The cost and type of equipment that may be employed for telephone lines is regulated by the federal and state governments. The use and operation of radio frequencies is regulated by the Federal Communications Commission and the state public utilities commissions.

TRADEMARKS

           During 1998, the Company filed an application with the United States Patent and Trademark Office ("USPTO") to register the mark "Security by Guardian International" with "G" design. There are no outstanding substantive or procedural issues. The application has been approved for publication and will be published for opposition shortly. If there is no third party objection, a registration will issue in 2002. The Company has also registered the "Guardian International Security" with a "G" design and a "G" logo mark in the State of Florida. The Company has been using these two marks in connection with security services in Florida since January 1993 without third party opposition. The Company holds a service mark registration with the USPTO for the mark "Mutual Central Alarm Services, Inc." and design for use in connection with security services.

           In 1999, the Company filed a trademark application for the mark "Security by Guardsman International" and "G" design which was allowed. There is a requirement to show use of this mark in connection with security services before a registration can issue. In 2000, the Company filed trademark applications with the USPTO for the marks "Prepare and Protect" and "Gibraltar Security Alarm Systems" for use with security services. The mark "Prepare and Protect" has registered. The mark "Gibraltar Security Alarm Systems" has no outstanding refusals and should be published for third party opposition in 2002. If there is no third party objection, a registration will issue.

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

EMPLOYEES

           At December 31, 2001, the Company employed 246 full-time employees. Any future increase in the number of employees will depend upon growth of the Company's business.

RESEARCH AND DEVELOPMENT AND ENVIRONMENTAL ISSUES

       The Company does not conduct any research and development activity.

       The Company has the need to dispose of many batteries, which constitute environmentally sensitive waste. The used batteries are stored in the Company's warehouses until such time as they are transported to a recycling center for disposal.

ITEM 2.  PROPERTY

           The Company leases its corporate headquarters from Guardian Investments, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company. The Company's corporate headquarters occupies a 12,000 square foot building, which houses a central monitoring station, offices and warehouse facilities, located in Hollywood, Florida. The lease expires on December 31, 2002, but the Company has a renewal option for an additional five years under the same terms and conditions. The annual rent is approximately $125,000, with annual increases not to exceed three percent (3%). For 2001, the rent increased at the allowed 3% rate. The terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party.

           The Company leases space in New York, New York from an independent third party. The lease expires in December 2004, with a renewal option for an additional five years under the same terms and conditions. The 3,500 square feet of leased space houses a central monitoring station, offices and warehouse facilities. The annual rent is approximately $95,000.

           The Company also leases office space in Miami and Tampa, Florida and in Staten Island, New York. The leases expire on various dates through July 2003 and most are renewable at the option of the Company. The annual rent for these three facilities is approximately $128,000.

ITEM 3.   LEGAL PROCEEDINGS

           The Company experiences routine litigation in the normal conduct of its business. The Company believes that any such pending litigation will not have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of Guardian's security holders during the quarter ended December 31, 2001.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Guardian's Class A Common Stock has been publicly traded under the symbol "GIIS.OB" since November 1996 through the Over-the-Counter ("OTC") Bulletin Board.

           The following table set for the high and low bid information of the Class A Common Stock for the periods indicated below, as reported by the National Quotation Bureau during such periods.

                                                  High             Low
                                                  ----             ---
           2000
           1st Quarter                           $1.19             $0.48
           2nd Quarter                           $1.00             $0.66
           3rd Quarter                           $1.00             $0.66
           4th Quarter                           $1.31             $0.52

           2001
           1st Quarter                           $1.25             $0.73
           2nd Quarter                           $1.10             $0.69
           3rd Quarter                           $1.00             $0.75
           4th Quarter                           $0.95             $0.56

           The Company is authorized to issue 30,000,000 shares of preferred stock, of which 28,448 shares are issued and outstanding as of March 20, 2002. The Company is presently authorized to issue 100,000,000 shares of Class A Common Stock, of which 8,096,441 shares are issued and outstanding as of March 20, 2002. There are approximately 113 holders of record (not including shares held in street name) of Class A Common Stock. On March 20, 2002, the closing price for the Company's Class A Common Stock was $0.85. The Company is authorized to issue 1,000,000 shares of Class B Non-Voting Common Stock ("Class B Common Stock"), of which 634,035 shares are issued and outstanding as of March 20, 2002.

           In connection with the merger of Everest with Guardian, Heller Financial, Inc. ("Heller"), the Company's senior lender (which was acquired by GE Capital, a wholly-owned subsidiary of General Electric, on October 25, 2001), received 484,035 shares of Class B Common Stock in exchange for certain capital appreciation rights with respect to the common stock of pre-merger Guardian held by Heller. In addition, pursuant to the terms of an agreement entered into among the pre-merger Guardian shareholders and Heller, the Company was required to issue 150,000 shares of Class B Common Stock to Heller. In order to fulfill this commitment, the Company's Articles of Incorporation were amended to authorize additional shares of Class B Common Stock which were issued to Heller in November 1997. Heller is the sole holder of record of the Class B Common Stock.

DIVIDENDS

           The Company has not declared any cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business. In addition to the self-imposed restriction on the payment of dividends resulting from the Company's own policies, the payment of dividends is currently subjected to certain restrictions pursuant to the terms of the existing credit facility with Heller and is likely to remain subject to such restriction for the foreseeable future (see "Management's Discussion and Analysis - Liquidity and Capital Resources").

           Quarterly dividends are payable at a rate of 1.75% on the Series C and Series E Preferred Stock in cash or, if prohibited by the Company's credit facility, in shares of Class A Common Stock. To date, the Company has paid the Series C and Series E Preferred Stock quarterly dividends in cash. The Series D Preferred Stock pays dividends at a rate of 6% on an annual basis in either cash or additional shares of the Series D Preferred Stock. To date, the Company has elected to pay the Series D Preferred dividends in additional shares of the Series D Preferred Stock.

           For the quarter ended December 31, 2001, the Company (i) accrued and paid $146,948 of dividends on the Series C Preferred Stock; (ii) accrued $170,534 of dividends on the Series D Preferred Stock which was paid in kind with the issuance of approximately 171 shares of additional Series D Preferred Stock on January 1, 2002; and (iii) accrued and paid $140,000 of dividends on the Series E Preferred Stock.

           For the year ended December 31, 2001, the Company (i) accrued $767,792 and paid $907,792 of dividends on the Series C Preferred Stock; (ii) accrued $682,140 of dividends on the Series D Preferred Stock which was paid in kind with the issuance of approximately 682 shares of additional Series D Preferred Stock on January 1, 2002; and (iii) accrued $380,000 and paid $240,000 of dividends on the Series E Preferred Stock.

           To ensure compliance with Section 607.06401 of the Florida Statutes, the Company retained an independent appraisal firm to determine the sufficiency of assets to pay accrued dividends due on January 1, 2002. Based on the appraisal firm's assessment of the Company's assets in excess of all liabilities and preferential distribution rights at November 30, 2001, the Company subsequently paid the accrued dividends.

TRANSFER AGENT

           The Company's transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.


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

OVERVIEW AND DISCUSSION OF CRITICAL ACCOUNTING POLICIES

           Guardian is a provider of monitoring (retail and wholesale), maintenance services, sales and installation for high-grade electronic security and fire alarm systems to commercial and residential customers primarily in the states of Florida and New York.

           The Company's core strategies include: (i) generating monitoring and service contracts through its own sales and installation efforts; and (ii) acquiring existing alarm monitoring and maintenance contracts from independent alarm dealers or through the acquisition of entire companies in the industry.

           In order to finance these core strategies, the Company has chosen to issue yield-bearing instruments (such as senior debt or preferred stock), which results in related interest and dividend expense. The Company believes that these strategies, which emphasize creating long-term value over short-term net income, will result in the Company's recording of net losses until such time as:
(i) the Company's cash flow from its increased customer base allows it to reduce significantly its indebtedness and related interest costs; and (ii) the Company's amortization expense related to acquired alarm contracts, through the passage of time and recognition of account cancellations, is reduced. The Company has never had net income and has a history of consistent and sometimes significant net losses.

           The majority of the Company's revenue is derived from recurring payments for the monitoring and service of security and fire alarm systems, pursuant to contracts with initial terms typically ranging from one to five years. For fiscal year 2001, monitoring revenues represented approximately 63% of total revenues. Historically, monitoring revenues have generated higher gross profit margins than revenues derived from service and maintenance activities (approximately 8% of total revenues). Both monitoring and service revenues are recognized as the service is provided.

           Revenues derived from the sale and installation of security and fire alarm systems represented approximately 27% of total revenues for fiscal year 2001. Installation revenues produce lower gross profit margins than those generated by monitoring revenues, but they are an integral component of the Company's ability to retain and establish new monitoring customers. As discussed in Note 1 to the Company's financial statements, in 2000, as a result of the issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), the Company was then required to change its accounting policy for revenue and expense recognition of security and fire alarm systems installations. On installations for which the Company retains title to the electronic security systems or provides monitoring services subsequent to the installation, the installation revenue is deferred and amortized over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. All other installation revenues are recognized in the period in which the installation is completed. All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. The excess is expensed in the period the installation is completed. Capitalized installation costs to the extent of deferred installation revenues are amortized over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. Capitalized costs in excess of deferred revenues are amortized over the initial term of the service agreement. Capitalized materials and direct labor costs are expensed as depreciation; capitalized commissions are expensed as installation and service operating expense. When a customer to whom we are providing monitored services cancels the service, any deferred revenue balance and the associated capitalized cost balance are recognized in the period in which the cancellation occurs.

           Acquired contracts, which are identified as customer accounts, net on the consolidated balance sheet, are reflected at cost. The cost of acquired accounts is based on the estimated fair value at the date of acquisition. The cost of acquired customer accounts is capitalized and amortized on a straight-line basis over an estimated useful life of ten years. For those accounts which cancel during the amortization period, an estimate of the remaining carrying value of the accounts is expensed in the period in which the accounts cancel. It is the Company's policy to perform periodic evaluations of acquired customer account attrition and, if necessary, to adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts to determine whether any impairment has occurred. If the estimated future cash flows are less than their unamortized cost, an impairment charge is recorded for the amount that the unamortized cost of customer accounts exceeds their estimated fair value. Based on the current balance in customer accounts, net, and our historic rate of amortization expense, the value of the asset will be fully amortized within the next four years.

           The Company's objective is to provide commercial and residential security services to an increasing number of customers. The Company's growth strategy is to enhance its position in the security alarm monitoring industry in Florida and in the Metropolitan New York City area by increasing the number and density of customers for whom it provides services. The Company is pursuing this strategy through a balanced growth plan involving incorporating acquisitions of portfolios of customer accounts in existing and contiguous markets and growth of the Company's core business through referrals and traditional local marketing. The Company believes that increasing the number and density of its customers will help it to achieve economies of scale and enhance its results of operations. The Company also regularly reviews opportunities for expanding its operations into other large metropolitan markets.

KEY OPERATING MEASURES

           The Company believes that EBITDA, MRR and MRR attrition are key measurements of performance in the security monitoring industry.

           EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined accounting principles generally accepted in the United States, should not be construed as an alternative to operating income and is indicative neither of operating performance nor of cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the years ended December 31, 2001 and 2000:


                                                                          2001                  2000
                                                                          ----                  ----
  Net loss before cumulative effect of a change in
     accounting principle                                              $(4,023,956)          $(3,957,140)
  Plus:
     Amortization of customer contracts                                  4,653,749             4,702,478
     Depreciation and amortization                                       2,694,864             2,021,782
     Interest and other expense, net                                     1,046,107             1,288,944
                                                                        ----------            ----------

        EBITDA                                                          $4,370,764            $4,056,064
                                                                        ==========            ==========


           Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive under monitoring and service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of acquisition, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in acquisitions for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of acquired customers accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with accounting principles generally accepted in the United States. MRR at December 31, 2001 and 2000 was approximately $1,158,000 and $1,100,000, respectively.

           MRR Attrition. The Company experiences customer cancellations, which are commonly referred to as attrition, for monitoring and related services as a result of customer relocation, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing customers, periodic price increases, the reconnection of premises previously occupied by customers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines attrition numerically for a particular period as a quotient, the numerator of which is equal to the difference between gross MRR lost as the result of canceled customer accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, and the denominator of which is the expected month-end MRR calculated at the end of such period. Net MRR attrition of the Company's customers during the years ended December 31, 2001 and 2000 was less than 10% on an annualized basis.

ADOPTION OF ACCOUNTING PRINCIPLE

           As explained above, during the fourth quarter of 2000, the Company adopted the provisions of SAB No. 101, effective January 1, 2000. The adoption of SAB No. 101 resulted in a charge that is reflected as a cumulative effect of a change in accounting principle of $3.1 million in the 2000 consolidated statement of operations contained herewith.

CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

           The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                                                            Year Ended
                                                                                            ----------
                                                                                           December 31,
                                                                                           ------------

                                                                                          2001        2000
                                                                                          ----        ----
          Revenues:
              Monitoring                                                                   63.3%       69.8%
              Installation and service                                                     35.1        29.4
              Other                                                                         1.6         0.8
                                                                                        -------      ------
              Total revenues                                                              100.0       100.0

          Operating expenses
              Monitoring                                                                    9.8        10.9
              Installation and service                                                     28.9        24.1
              Selling, general and administrative                                          40.4        42.9
                                                                                         ------      ------
                                                                                           79.1        77.9

          Income before interest and other expense, net,
               amortization and depreciation                                               20.9        22.1
                                                                                         ------      ------

          Interest and other expense, net                                                   5.0         7.0
          Amortization of customer contracts                                               22.2        25.6
          Depreciation and amortization                                                    12.9        11.0
                                                                                         ------      ------
                                                                                           40.1        43.6
          Net loss before cumulative effect of a change
               in accounting principle                                                    (19.2)%     (21.5)%
                                                                                         ======       =====

RESULTS OF OPERATIONS

           Revenue. Total revenues were approximately $20.9 million for 2001 and approximately $18.3 million for 2000, which represents an increase of 14%. Monitoring revenues increased by 4% to approximately $13.3 million during 2001, from approximately $12.8 million during 2000. The increase in monitoring revenues compared to the prior year's period is attributable to monitoring agreements that are continuously purchased from other security dealers as well as monitoring agreements that are signed in conjunction with the Company's installation activities. Installation and service revenues were approximately

$7.3 million during 2001, compared to approximately $5.4 million during 2000, which represents an increase of 36%. The majority of the increase in our installation and service revenues is a result of increased sales activity in the New York area, and significant increases in sales activity in the Company's Florida business servicing builders of new homes. In addition, the recognition of deferred installation revenue was higher in 2001 than in 2000 as our base of deferred installation revenue continues to increase. The Company expects that the recognition of deferred installation revenue will continue to increase in the future as installation services which meet the deferral criteria are rendered to new customers. Installation and service revenues as a percentage of total revenues increased to 35.1% in 2001 from 29.4% in the prior year due primarily to the Company's successful internal sales efforts. This increase in installation and service as a percentage of total sales resulted in a corresponding decrease in monitoring revenues as a percentage of total revenues to 63.3% in 2001 from 69.8% in 2000.

                  Monitoring, Installation and Service. Monitoring, installation and service expenses for the year ended December 31, 2001 increased 26% to approximately $8.1 million, compared to approximately $6.4 million during the corresponding period in the prior year. Monitoring expenses increased 2% to approximately $2.1 million compared to approximately $2.0 million during the corresponding period in the prior year. As a percentage of monitoring revenues during the year ended December 31, 2001, monitoring expenses decreased from 16% to 15%, compared to the corresponding period in the prior year. Installation and service costs during the year ended December 31, 2001 increased by 37% to approximately $6.1 million, compared to approximately $4.4 million during the corresponding period in the prior year. The majority of the increase in installation and service costs was a result of an increase in materials, labor and related expenses required to support the increase in installation and service revenue.

         Gross profit, defined as total revenues less monitoring and installation and service costs, increased by 8% to approximately $12.8 million during the year ended December 31, 2001, compared to approximately $11.9 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 4% to approximately $11.2 million during the year ended December 31, 2001, compared to approximately $10.8 million during the corresponding period in the prior year. The increase in gross profit from monitoring activities is attributable to the increase of monitored accounts from internal installation activities and the purchase of monitored accounts for which the incremental costs to monitor are minimal. Gross profit from monitoring activities as a percentage of monitoring revenue increased to 85% from 84% during the year ended December 31, 2001, compared to the prior period. Gross profit from installation and service activities increased to approximately $1.3 million during the year ended December 31, 2001, from approximately $1.0 million during the corresponding period in the prior year, primarily due to a 36% increase in installation revenues. Gross profit on installation and service activities as a percentage of installation and service revenues was 18% for both 2001 and 2000.

                  Selling, General and Administrative ("SG&A"). SG&A increased by 7% to approximately $8.5 million during the year ended December 31, 2001, compared to approximately $7.9 million during the corresponding period in the prior year. The increase in SG&A costs in 2001 from 2000 is related primarily to additional personnel required to support our increased sales activities as well as additional personnel allocated to care for our existing customers. The success of the Company is dependent on its ability to attract and retain highly qualified management, sales and service personnel. As the Company continues to expand its operations, it expects to be faced with increasing personnel requirements, and may be unable to generate sufficient revenues to offset the increasing costs associated with fulfilling these requirements.

         Amortization of Customer Contracts. Amortization of customer contracts was approximately $4.7 million during the year ended December 31, 2001, which was unchanged from the prior year. Such costs are amortized over ten years, unless accounts are cancelled and not replaced by the alarm company from which the account was purchased, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense.

                  Depreciation and Amortization. Depreciation and amortization increased by 33% to approximately $2.7 million during the year ended December 31, 2001, compared to approximately $2.0 million during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in capitalized customer premise systems from installations. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $15.6 million at December 31, 2001 from approximately $11.9 million at December 31, 2000) and the amortization of certain other intangible assets. The Company expects that depreciation and amortization of customer premise systems will continue to increase in the future as installation services which meet the capitalization criteria are rendered to new customers.

         Interest and Other Expense, Net. Interest and other expense, net decreased 19% to approximately $1.0 million during the year ended December 31, 2001, compared to approximately $1.3 million during the corresponding period in the prior year. Approximately $130,000 of income was recorded due to the accretion of the warrant obtained from Protection One. Interest expense was lower from period to period due to significantly lower average interest rates offset by increased borrowings under the its credit facility with Heller. The average interest rate in 2000 was 10.1% compared to 7.5% in 2001. Total borrowings under this credit facility increased to approximately $12.7 million at December 31, 2001 from approximately $11.4 million at December 31, 2000.

           Net Loss. The Company has never had net income and has a history of consistent and sometimes significant net losses. Net loss applicable to common stock for the year ended December 31, 2001 was approximately $3.3 million, or $(0.37) per share, basic and diluted, compared to a net loss before cumulative effect of a change in accounting principle of approximately $5.7 million, or $(0.65) per share, during the prior year. The current period net loss includes an approximate $2.6 million gain on exchange of Preferred stock. Preferred stock dividends of approximately $1.8 million were recorded in both the years ended December 31, 2001 and 2000. The cumulative effect of a change in accounting principle associated with the adoption of SAB No. 101 resulted in a charge of approximately $3.1 million or $0.35 per share was also recorded for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

           Capital Resources. As of December 31, 2001, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business over the next twelve months. Generally, cash flow will be generated from a combination of: (i) recurring revenue from its security monitoring customer base, and (ii) the Company's existing $20.0 million credit facility ("Renewed Credit Facility") with Heller (which was acquired by GE Capital, a wholly-owned subsidiary of General Electric, on October 25, 2001) (see Note 8 to Notes to Consolidated Financial Statements), subject to compliance with certain debt covenants. At December 31, 2001, there was $7.3 million of availability under the credit facility.

            In June 2001, the Renewed Credit Facility was amended: (i) to extend the expiration date to April 3, 2003 from June 30, 2002, for which the Company paid a renewal fee of $125,000; and (ii) to improve the Company's borrowing base calculation through the term of the Renewed Credit Facility. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of December 31, 2001.

           The Renewed Credit Facility will be used primarily for acquisition and creation of customer accounts. The Company's continued plan of growth through acquisitions of customer accounts is contingent upon its ability to borrow under the Renewed Credit Facility. The Renewed Credit Facility is scheduled to expire in April 2003, and the Company may be required to secure alternative financing to fund its operations and future acquisitions upon such termination. In the event that such financing alternatives cannot be secured, the Company's operations will suffer a material adverse effect.

           Liquidity. Net cash provided by operating activities during the year ended December 31, 2001 was approximately $5.2 million. The Company incurred a net loss of approximately $4.0 million during such period. Included in such loss, however, were depreciation and amortization expense, amortization of customer accounts, and amortization of deferred financing costs totaling approximately $7.5 million, and provisions for doubtful accounts and inventory of approximately $0.6 million. Other operating cash outflows include approximately $0.6 million related to increases in accounts receivable, inventory, prepaid expenses, deposits and other assets. Other operating cash inflows of approximately $1.8 million related to net increases in accounts payable and accrued expenses and unearned revenue.

           Net cash used in investing activities was approximately $5.0 million during the year ended December 31, 2001 and was primarily comprised of the purchase of property and equipment of approximately $0.5 million, the purchase of customer accounts of approximately $0.8 million, the purchase of customer premise systems of approximately $3.5 million, and other of approximately $0.4 million, offset by the sale of customer accounts of approximately $0.3 million.

           Net cash used in financing activities was approximately $0.2 million, during the year ended December 31, 2001, primarily consisting of borrowings of approximately $3.9 million reduced by repayments to Heller and other repayments of long-term debt of approximately $2.7 million, payment of cash dividends on Preferred stock of approximately $1.1 million. As of December 31, 2001, the Company's cash balance was approximately $713,000.

           Total shareholders' deficit was approximately $0.8 million at December 31, 2001, changing by a net amount of approximately $3.4 million during the year ended December 31, 2001 from a deficit of $4.2 million as of December 31, 2000. The net increase resulted primarily from the exchange of 8,000 shares of redeemable Series C Preferred Stock, which is classified outside the shareholders' deficit section of the consolidated balance sheet, for 8,000 shares of Series E Preferred Stock, which is classified in the shareholders' deficit section of the consolidated balance sheet. This exchange resulted in an increase in equity of approximately $7.9 million. Additionally, preferred dividends associated with the Series D Preferred Stock of approximately $1.3 million were reclassified from accounts payable and accrued expenses to additional paid-in capital on the consolidated balance sheet, as the Company intends to pay such dividends in additional Series D Preferred Stock. These increases were offset by the payment and accrual of dividends on the Company's C, D and E Preferred Stock of approximately $1.8 million and the net loss of approximately $4.0 million.

ITEM 7.   FINANCIAL STATEMENTS

           Consolidated financial statements as of December 31, 2001 and for each of the two years then ended are contained herewithin.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.





                   [Balance of page intentionally left blank]


GUARDIAN INTERNATIONAL, INC.
INDEX TO FINANCIAL STATEMENTS
                                                                                                    Page
                                                                                                    ----

          Report of Independent Certified Public Accountants                                          18

          Consolidated Balance Sheet                                                                  19
               December 31, 2001

          Consolidated Statements of Operations                                                       20
               For the Years Ended December 31, 2001 and 2000

          Consolidated Statements of Changes in Shareholders' Deficit                                 21
               For the Years Ended December 31, 2001 and 2000

          Consolidated Statements of Cash Flows                                                       22
               For the Years Ended December 31, 2001 and 2000

          Notes to Consolidated Financial Statements                                                  24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Guardian International, Inc.:

We have audited the accompanying consolidated balance sheet of Guardian International, Inc. (a Florida corporation) and subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, in 2000 the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."




ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
   March 4, 2002.

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

ASSETS
Current assets:
      Cash and cash equivalents                                                       $    713,204
      Accounts receivable, net of allowance for doubtful accounts of $250,186            1,986,094
      Current portion of notes receivable                                                   96,619
      Inventories                                                                          931,501
      Prepaid expense and other                                                            219,758
                                                                                      ------------
             Total current assets                                                        3,947,176

Property and equipment, net                                                              9,769,146
Customer accounts, net                                                                  18,485,550
Goodwill and other intangible assets, net                                                1,531,883
Notes receivable, less current portion                                                      57,467
Deposits and other assets                                                                1,375,791
                                                                                      ------------
             Total assets                                                             $ 35,167,013
                                                                                      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                           $  3,902,562
      Current portion of unearned revenue                                                2,380,013
      Current portion of long-term obligations                                             178,065
                                                                                      ------------
             Total current liabilities                                                   6,460,640
Unearned revenue, less current portion                                                   8,073,978
Long-term obligations, less current portion                                             13,065,091
                                                                                      ------------
             Total liabilities                                                          27,599,709
                                                                                      ------------

Commitments and contingencies (Note 9)

Redeemable cumulative preferred stock, $.001 par value
      Series C preferred stock, 8,397 shares issued and outstanding, $8.4 million
      liquidation preference                                                             8,397,000
                                                                                      ------------

Shareholders' deficit:
      Preferred stock, $.001 par value, 30 million shares authorized Series D preferred stock, 11,369 shares issued and outstanding, $11.4
             million liquidation preference                                                     11
             Series E preferred stock, 8,000 shares issued and outstanding, $8.0
             million liquidation preference                                                      8
      Class A voting common stock, $.001 par value, 100,000,000 shares
             authorized, 8,096,441 issued and outstanding                                    8,097
      Class B non-voting common stock, $.001 par value, 1,000,000 shares
             authorized, 634,035 shares issued and outstanding                                 634
      Additional paid-in capital                                                        26,748,771
      Accumulated deficit                                                              (27,587,217)
                                                                                      ------------
             Total shareholders' deficit                                                  (829,696)
                                                                                      ------------
             Total liabilities and shareholders' deficit                              $ 35,167,013
                                                                                      ============

        The accompanying notes are an integral part of this consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                       2001              2000
                                                   ------------      ------------
Revenues:
     Monitoring                                    $ 13,256,302      $ 12,794,056
     Installation and service                         7,345,835         5,385,984
     Other revenues                                     328,669           158,685
                                                   ------------      ------------
        Total revenues                               20,930,806        18,338,725
                                                   ------------      ------------

Operating expenses:
     Monitoring                                       2,046,237         2,001,950
     Installation and service                         6,055,315         4,412,053
     Selling, general and administrative              8,458,490         7,868,658
     Amortization of customer accounts                4,653,749         4,702,478
     Depreciation and amortization                    2,694,864         2,021,782
                                                   ------------      ------------
        Total operating expenses                     23,908,655        21,006,921
                                                   ------------      ------------

        Operating loss                               (2,977,849)       (2,668,196)

Interest and other expense, net                       1,046,107         1,288,944
                                                   ------------      ------------

Net loss before cumulative effect of a
        change in accounting principle               (4,023,956)       (3,957,140)

Cumulative effect of a change in
        accounting principle (Note 1)                      --          (3,050,843)
                                                   ------------      ------------

        Net loss                                     (4,023,956)       (7,007,983)

Preferred stock dividends                            (1,829,932)       (1,791,316)
Gain on exchange of preferred stock (Note 11)         2,594,070              --
                                                   ------------      ------------

        Net loss applicable to
           common stock                            $ (3,259,818)     $ (8,799,299)
                                                   ============      ============

Basic and diluted loss per common share:

        Net loss before cumulative effect
           of a change in accounting principle     $      (0.37)     $      (0.65)

        Cumulative effect of a change in
           accounting principle (Note 1)                   --               (0.35)
                                                   ------------      ------------

        Net loss                                   $      (0.37)     $      (1.00)
                                                   ============      ============

Weighted average common shares outstanding            8,730,476         8,839,853
                                                   ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                              Preferred Stock             Preferred Stock                 Common Stock
                                                 Series D                     Series E                       Class A
                                           Shares         Amount        Shares         Amount         Shares          Amount
                                      --------------------------------------------------------------------------------------------

Balance December 31, 1999                   10,120   $         10           --     $       --        8,384,441    $      8,385

    Series C preferred dividends              --             --             --             --             --              --
    Series D preferred dividends              --             --             --             --             --              --
    Additional Series D preferred
       shares issued as dividends              605              1           --             --             --              --
    Purchase of treasury shares               --             --             --             --             --              --
    Retirement of treasury shares             --             --             --             --         (288,000)           (288)
    Equity issuance costs                     --             --             --             --             --              --

    Net loss                                  --             --             --             --             --              --
                                      ------------   ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2000                10,725             11           --             --        8,096,441           8,097

    Series C preferred dividends              --             --             --             --             --              --
    Series D preferred dividends              --             --             --             --             --              --
    Series E preferred dividends              --             --             --             --             --              --
    Additional Series D preferred
       shares issued as dividends              644           --             --             --             --              --
    Exchange of Series C preferred
       stock for Series E preferred           --
       stock                                  --             --            8,000              8           --              --
    Net loss                                  --             --             --             --             --              --
                                      ------------   ------------   ------------   ------------   ------------    ------------
Balance at  December 31, 2001               11,369   $         11          8,000   $          8      8,096,441    $      8,097
                                      ============   ============   ============   ============   ============    ============

[restubbed table]


                                             Common Stock            Additional
                                                Class B                Paid-in      Accumulated        Treasury
                                         Shares         Amount         Capital        Deficit            Stock          Total
                                      -------------------------------------------------------------------------------------------

Balance December 31, 1999                  634,035   $        634   $ 19,516,784    $(15,350,824)   $       --      $  4,174,989

    Series C preferred dividends              --             --             --        (1,147,792)           --        (1,147,792)
    Series D preferred dividends              --             --             --          (643,524)           --          (643,524)
    Additional Series D preferred
       shares issued as dividends             --             --          605,433            --              --           605,434
    Purchase of treasury shares               --             --             --              --          (206,076)       (206,076)
    Retirement of treasury shares             --             --          (28,512)       (177,276)        206,076            --
    Equity issuance costs                     --             --           (6,590)           --              --            (6,590)

    Net loss                                  --             --             --        (7,007,983)           --        (7,007,983)
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2000               634,035            634     20,087,115     (24,327,399)           --        (4,231,542)

    Series C preferred dividends              --             --             --          (760,840)           --          (760,840)
    Series D preferred dividends              --             --             --          (682,140)           --          (682,140)
    Series E preferred dividends              --             --             --          (386,952)           --          (386,952)
    Additional Series D preferred
       shares issued as dividends             --             --        1,325,664            --              --         1,325,664
    Exchange of Series C preferred
       stock for Series E preferred
       stock                                  --             --        5,335,992       2,594,070            --         7,930,070
    Net loss                                  --             --             --        (4,023,956)           --        (4,023,956)
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance at  December 31, 2001              634,035   $        634   $ 26,748,771    $(27,587,217)           --      $   (829,696)
                                      ============   ============   ============    ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                               2001             2000
                                                                                            -----------      -----------
Cash flows from operating activities:
     Net loss                                                                               $(4,023,956)     $(7,007,983)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
            Cumulative effect of a change in accounting principle                                  --          3,050,843
            Gain on sale of customer accounts                                                  (108,407)            --
            Depreciation and amortization                                                     2,694,864        2,021,782
            Amortization of customer accounts                                                 4,653,749        4,702,478
            Amortization of deferred financing costs                                            155,833          108,911
            Provision for doubtful accounts                                                     562,440          683,046
            Provision for inventory losses                                                       51,089           15,000
        Changes in assets and liabilities:
            Accounts receivable                                                                (325,486)         (20,865)
            Inventories                                                                          (7,860)        (531,345)
            Prepaid expenses and other                                                         (143,631)         161,570
            Deposits and other assets                                                          (130,689)          (6,796)
            Accounts payable and accrued expenses                                                96,814          662,157
            Unearned revenue                                                                  1,703,789        1,593,391
                                                                                            -----------      -----------
                 Net cash provided by operating activities                                    5,178,549        5,432,189
                                                                                            -----------      -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                        (533,620)        (603,963)
     Purchase of customer accounts                                                             (837,427)        (397,139)
     Sale of customer accounts                                                                  283,972             --
     Purchase of customer premise systems                                                    (3,526,388)      (3,231,001)
     Other                                                                                     (398,005)        (242,392)
                                                                                            -----------      -----------
                 Net cash used in investing activities                                       (5,011,468)      (4,474,495)
                                                                                            -----------      -----------

Cash flows from financing activities:
     Debt financing costs                                                                      (138,880)            --
     Payments on debt obligations                                                            (2,748,522)      (3,133,537)
     Borrowings under line of credit                                                          3,928,672        3,680,842
     Equity issuance costs                                                                      (69,930)          (6,590)
     Acquisition of treasury shares                                                                --           (206,076)
     Payment of cash dividends                                                               (1,147,792)      (1,147,792)
                                                                                            -----------      -----------
                 Net cash used in financing activities                                         (176,452)        (813,153)
                                                                                            -----------      -----------

                 Net increase (decrease) in cash and cash equivalents                            (9,371)         144,541

Cash and cash equivalents, beginning of year                                                    722,575          578,034
                                                                                            -----------      -----------
Cash and cash equivalents, end of year                                                      $   713,204      $   722,575
                                                                                            ===========      ===========


                                   (Continued)

                           GUARDIAN INTERNATIONAL, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (CONTINUED)

Supplemental disclosure:

     Interest paid                                                                          $ 1,083,806      $ 1,353,792
                                                                                            ===========      ===========
     Income taxes paid                                                                      $      --        $     1,449
                                                                                            ===========      ===========

Non-cash investing and financing activities:
     Retirement of Series C preferred stock                                                 $ 8,000,000      $      --
                                                                                            ===========      ===========
     Issuance of Series E preferred stock                                                   $ 5,336,000      $      --
                                                                                            ===========      ===========
     Preferred stock dividends                                                              $ 1,325,664      $   605,433
                                                                                            ===========      ===========
     Contract holdbacks for purchased accounts                                              $   191,862      $    70,299
                                                                                            ===========      ===========
     Contract holdbacks applied against purchased accounts written off                      $    74,934      $    46,698
                                                                                            ===========      ===========
     Contract holdback for sold accounts                                                    $    17,748      $      --
                                                                                            ===========      ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business
         -----------------------
         Guardian International, Inc. ("Guardian") is a provider of monitoring (retail and wholesale), maintenance services, sales and installation for high-grade electronic security and fire alarm systems to commercial and residential customers primarily in the states of Florida and New York.

         Basis of Consolidation
         ----------------------
         The consolidated financial statements include the accounts of Guardian, a Florida corporation, and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Liquidity
         ---------
         As of December 31, 2001, the Company has an accumulated deficit of approximately $27.6 million and negative working capital of approximately $2.5 million. Net losses for 2001 and 2000 were approximately $4.0 million and $7.0 million, respectively. However, the Company generates annual cash flows, as evidenced by its cash flows from operating activities of approximately $5.2 million and $5.4 million for 2001 and 2000, respectively.

         As of December 31, 2001, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business. Generally, cash flows will be generated from a combination of: (i) recurring revenue from its security monitoring customer base, and (ii) the Company's existing $20.0 million credit facility, subject to compliance with the provisions of the debt covenants. At December 31, 2001, there was approximately $7.3 million of availability under the credit facility.

         Revenue Recognition
         -------------------
         Installation Revenue. During the fourth quarter of 2000, as a result of new Securities and Exchange Commission (the "SEC") issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company was required to change its accounting policy for revenue and expense recognition for security and fire alarm system installations. Accordingly, the accompanying 2000 consolidated financial statements reflect this change, and the cumulative effect of a change of accounting principle resulted in a charge of approximately $3.1 million as of January 1, 2000.

         Under SAB 101, on installations for which the Company retains title to the electronic security systems or provides monitoring services subsequent to the installation, the installation revenue is deferred and amortized over the longer of the term of the service agreement or the estimated eight year life of the customer relationship. All other installation revenues are recognized in the period in which the installation is completed.

         Monitoring/Service Revenue. Customers are billed for monitoring and maintenance services primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Unearned revenues result from billings in advance of performance of services. Contracts for monitoring services are generally for an initial non-cancelable term of five years with automatic renewal on an annual basis thereafter, unless terminated by either party. Substantially all contracts are on an automatic renewal basis.

         Cash and Cash Equivalents
         -------------------------
         All highly liquid investments purchased with an original remaining maturity of three months or less at the date acquired are considered cash equivalents.

         Customer Accounts, Net
         ----------------------
         Customer accounts acquired from alarm dealers are reflected at cost. The cost of acquired accounts is based on the estimated fair value at the date of acquisition. The cost of acquired customer accounts is capitalized and amortized on a straight-line basis over an estimated useful life of ten years. For those accounts which cancel during the amortization period, an estimate of the remaining carrying value of the accounts is expensed in the period in which the accounts cancel. It is the Company's policy to perform periodic evaluations of acquired customer account attrition and, if necessary, to adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts to determine whether any impairment has occurred. If the estimated future cash flows are less than their unamortized cost, an impairment charge is recorded for the amount that the unamortized cost of customer accounts exceeds their estimated fair value.

         Cost Accounting
         ---------------
         All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. To the extent such costs exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term, the excess is expensed in the period in which the installation is completed. Capitalized installation costs, to the extent of deferred installation revenues, are amortized over the longer of the term of the service agreement or the estimated eight year life of the customer relationship. Capitalized installation costs in excess of deferred installation revenues, but which are less than the expected margin from monitoring services during the initial service contract term, are amortized over the initial term of the service agreement. Amortization of capitalized materials and direct labor costs are reflected as depreciation; amortization of capitalized commissions, which are included in other assets totaling approximately $1.2 million at December 31, 2001, are reflected as installation and service operating expense. When an account cancels, the deferred revenue balance and the capitalized cost balance are recognized.

         Goodwill and Other Intangible Assets, Net
         -----------------------------------------
         Goodwill is the excess of purchase price over the fair value of net assets acquired in a purchase business combination. The Company amortizes goodwill over its estimated useful life of ten years. Intangible assets are recorded at cost and amortized over their estimated useful lives. The carrying value of intangible assets is periodically reviewed and impairments are recognized when expected future cash flows derived from such intangibles are less than their carrying value. Included in other intangible assets are deferred financing costs which are amortized over the respective terms of associated long-term debt obligations using the interest method.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the estimated fair value of goodwill and other intangible assets is less than its carrying value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Any impairment loss for goodwill and other intangible assets arising from the initial application of SFAS 142 is to be reported as resulting from a cumulative effect of a change in accounting principle. The Company will adopt SFAS 142 on January 1, 2002 and does not believe that any impairment charge will be recorded and will discontinue amortization of goodwill. Such amortization totaled approximately $187,000 in 2001 and $197,000 in 2000.

         Inventories
         -----------
         Inventories are stated at the lower of cost or market and are comprised of alarm systems and parts. Cost is determined using the first-in, first-out method.

         Concentration of Credit Risk
         ----------------------------
         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables from a large number of customers, including both commercial and residential. The Company extends credit to its customers in the normal course of business, performs periodic credit evaluations and maintains an allowance for potential doubtful accounts.

         Property and Equipment, net
         ---------------------------
         Property and equipment are stated at cost. Depreciation of property and equipment is provided on the straight-line method. The estimated useful lives for property and equipment range from three to seven years and the estimated useful life for leasehold improvements is approximately ten years.

         Fair Value of Financial Instruments
         -----------------------------------
         Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value because of their short term maturities.

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

         Income Taxes
         ------------
         The Company has established deferred tax assets and liabilities for temporary differences between financial statement and income tax reporting bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets have been fully reserved by a valuation allowance as it is not "more likely than not" that the net deferred tax assets will be realized in the future.

         Comprehensive Loss
         ------------------
         SFAS No. 130, "Reporting Comprehensive Income" provides reporting and disclosure requirements for comprehensive income and its components within the financial statements. The Company had no comprehensive income components for the years ended December 31, 2001 and 2000; therefore, comprehensive loss is the same as net loss for both years.

         Other Recent Accounting Pronouncements
         --------------------------------------
         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Instruments" (collectively "SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 was required to be adopted effective January 1, 2001. Management has not traditionally utilized derivative instruments in managing its business and did not utilize them in 2001. The adoption of SFAS 133 on January 1, 2001 had no effect on the accompanying consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes

         Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective for business combinations occurring after June 30, 2001. There was no impact of the adoption of SFAS 141 in 2001.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS 144 on January 1, 2002 is not expected to have a material impact on the Company's consolidated financial statements.

         Loss Per Common Share
         ---------------------
         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the convertible Preferred Stock is converted (exchange ratio 333.3333:1) into Class A Voting Common Stock, par value $.001 per share ("Class A Common Stock") and the stock options to purchase shares of Class A Common Stock (see Note 12) are exercised, is the same as basic loss per share because the effect would be anti-dilutive for both 2001 and 2000. The weighted average shares outstanding used in the computation of net loss attributable to common shares for the years ended December 31, 2001 and 2000, are as follows:

                                                 2001           2000
                                              ---------       ---------
         Class A Common Stock                 8,096,441       8,205,818
         Class B Common Stock                   634,035         634,035
                                              ---------       ---------
                                              8,730,476       8,839,853
                                              =========       =========
         Advertising Costs
         -----------------
         Advertising costs are expensed as incurred. Total advertising expense was approximately $98,000 and $90,000 for the years ended December 31, 2001 and 2000, respectively.

         Segment Reporting
         -----------------
         For the years ended December 31, 2001 and 2000, the Company operated under a single reportable segment providing alarm monitoring services and selling and installing alarm systems to residential and commercial customers in the United States. Accordingly, no further segment reporting beyond the consolidated financial statements is presented.

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

         Reclassifications
         -----------------
         Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2.       NOTES RECEIVABLE

         Notes receivable consist of the following at December 31, 2001:

         Installment sales                                   $ 139,086
         Notes with customers and dealers                       15,000
                                                             ---------
                                                               154,086
         Current portion                                       (96,619)
                                                             ---------
         Notes receivable, less current portion              $  57,467
                                                             =========

3.       INVENTORIES

         Inventories consist of the following at December 31, 2001:

         Electronic security systems and parts                $780,774
         Work in process                                       150,727
                                                              --------
                                                              $931,501
                                                              ========
4.       CUSTOMER ACCOUNTS, NET

         The following is an analysis of the changes in acquired customer accounts for the year ended December 31, 2001:

         Balance, beginning of year                       $ 22,381,795
           Purchase of customer accounts from dealers        1,061,259
           Sale of customer accounts                          (228,821)
           Charges against contract holdbacks                  (74,934)
           Amortization of customer accounts                (4,653,749)
                                                          ------------
         Balance, end of year                             $ 18,485,550
                                                          ============

         The accumulated amortization of customer accounts was approximately $12.0 million at December 31, 2001. In conjunction with certain purchases of customer contracts and accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of the acquired customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of approximately $199,000 at December 31, 2001, as contract holdbacks in connection with the acquisition of customer accounts which are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following at December 31, 2001:

           Property and equipment, at cost:
           Station equipment                              $ 12,561,313
           Transportation vehicles                           1,052,799
           Furniture and office equipment                    1,452,085
           Leasehold improvements                              536,317
                                                          ------------
                                                            15,602,514
         Accumulated depreciation and amortization          (5,833,368)
                                                          ------------
                                                          $  9,769,146
                                                          ============

         Included in property and equipment at December 31, 2001 was approximately $428,000 of assets held under capital leases. The accumulated depreciation on such assets at December 31, 2001 was approximately $163,000.

         Depreciation and amortization related to property and equipment (including amortization of assets held under capital leases) was approximately $2.5 million and $1.8 million for the years ended December 31, 2001 and 2000, respectively.

6.       GOODWILL AND OTHER INTANGIBLE ASSETS, NET

         Goodwill and other intangible assets, net, consist of the following at December 31, 2001:

                                             Amortization
                                            period in years
                                            ---------------

         Goodwill                               10           $2,043,210
         Deferred financing costs               2 - 3         1,131,409
         Other                                  5 - 10          366,233
                                                             ----------
                                                              3,540,852
         Accumulated amortization                            (2,008,969)
                                                             ----------
                                                             $1,531,883
                                                             ==========

         The amortization of goodwill and other intangible assets was approximately $187,000 and $197,000 for the years ended December 31, 2001 and 2000, respectively. Amortization of deferred financing costs, included in interest expense, was approximately $156,000 and $109,000 for the years ended December 31, 2001 and 2000, respectively.


7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at December 31, 2001:

         Trade accounts payable                             $  908,579
         Contract holdbacks                                    198,862
         Preferred dividends payable                           286,944
         Customer deposits                                     962,450
         Other                                               1,545,727
                                                            ----------
                                                            $3,902,562
                                                            ==========

8.       LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following at December 31, 2001:

         Credit facility with financial institution       $ 12,672,515
         Capital lease obligations                             265,465
         Equipment notes payable and other                     305,176
                                                          ------------
                                                            13,243,156
         Less current portion                                 (178,065)
                                                          ------------
         Long-term obligations, less current portion      $ 13,065,091
                                                          ============

         Estimated maturities of long-term debt are as follows:

         2002                                              $   178,065
         2003                                               12,889,646
         2004                                                  135,605
         2005                                                   39,840
                                                           -----------
                                                           $13,243,156
                                                           ===========

         Credit Facility. In November 1994, the Company entered into a $7.0 million credit facility

         ("Credit Facility") with Heller Financial, Inc. ("Heller"), the Company's senior lender (which was acquired by GE Capital, a wholly-owned subsidiary of General Electric, on October 25, 2001). In May 1997, the Company refinanced the Credit Facility. In February 1998, the Company amended the Credit Facility ("Renewed Credit Facility") with Heller whereby the maximum credit line available to the Company was increased from $7.0 million to $15.0 million. Under the terms of the Renewed Credit Facility, borrowings will bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2% and are collateralized by substantially all of the Company's assets. At December 31, 2001, the debt bore interest at a weighted average interest rate of 5.8%. In connection with the Company's acquisition of Mutual Central Alarm Services, Inc. ("Mutual") in 1998, the Renewed Credit Facility was further amended to increase the maximum available credit line to $20.0 million. Availability under the Renewed Credit Facility is subject to certain Borrowing Base limitations, as this term is defined in the Renewed Credit Facility. In June 2001, the Renewed Credit Facility was amended: (i) to extend the expiration date from June 30, 2002 to April 3, 2003, for which the Company paid a renewal fee of $125,000; and (ii) to improve the Company's borrowing base calculation through the term of the Renewed Credit Facility. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of December 31, 2001. At December 31, 2001, there was approximately $7.3 million of availability under the Renewed Credit Facility.

         Capital Lease Obligations. The Company has entered into various lease agreements for central station equipment and vehicles. These leases have been capitalized in accordance with accounting principles generally accepted in the United States using interest rates which vary from 3.57% to 10.51%. See Note 9.

         Equipment Notes. Equipment notes payable and other relate to purchases of vehicles and equipment and the purchase of an account portfolio. Interest rates vary from 0.9% to 13.5%. The notes are repayable in monthly installment of principal and interest through 2005.

9.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Legal Proceedings
         -----------------
         The Company experiences routine litigation in the normal conduct of its business. The Company believes that any such pending litigation will not have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

         Leased Facilities
         -----------------
         The Company leases its corporate headquarters from Guardian Investments, a Florida partnership owned by Harold and Sheilah Ginsburg, both of whom are directors, officers and principal shareholders of the Company. The Company's corporate headquarters occupies a 12,000 square foot building which houses its central monitoring facility located in Hollywood, Florida. The lease expires on December 31, 2002, but has a renewal option for an additional five years under the same terms and conditions. The annual rent in 2001 was approximately $125,000, with annual increases not to exceed three percent (3%). Management believes that the terms of the lease are no less favorable to the Company than those which could be obtained from an unaffiliated third party, in an arms length transaction.

         The Company leases space in New York, New York from an independent third party. The lease expires in December 2004, with a renewal option for an additional five years under the same terms and conditions. The 3,500 square feet of leased space houses a central monitoring station, offices and warehouse facilities. The annual rent is approximately $95,000.

         The Company also leases office space in Miami and Tampa, Florida and in Staten Island, New York. The leases expire on various dates through July 2003 and most are renewable at the option of the Company. The annual rent for these three facilities is approximately $128,000.

         Future minimum payments under operating leases and capital leases are as follows:

                                                                          Operating       Capital
                                                                          ---------     ---------
         2002                                                             $ 308,302     $ 100,333
         2003                                                               163,848        79,691
         2004                                                               102,600        79,591
         2005                                                                  --          30,712
                                                                          ---------     ---------
                                                                          $ 574,750       290,327
                                                                          =========
         Less interest                                                                    (24,862)
                                                                                        ---------
         Capital lease obligations reflected
           as current (approximately $87,000) and non-current
           (approximately $178,000) portions of long-term obligations                   $ 265,465
                                                                                        =========

         Other Related Party Transactions
         --------------------------------
         In November 2001, Mutual purchased a portfolio of customer accounts (for an aggregate purchase price of approximately $143,000) from Protection One, Inc. The Company also sold a portfolio of customer accounts (for an aggregate sales price of approximately $390,000) to Protection One, Inc. ("Protection One") in December 2001. A gain on sale of customer accounts of approximately $108,000 was recorded and is included in other revenues in the consolidated statement of operations. Western Resources, Inc. ("Western") is a majority shareholder of the common stock of Protection One, Inc. and is also a significant shareholder of the Company's Preferred Stock. An independent third party was retained by the Company to review these transactions and fairness opinions were issued with respect to each transaction indicating that the terms were fair.

         See Note 11 for certain other related party transactions.

10.      INCOME TAXES

         At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4.5 million, which begin to expire in 2010. The components of deferred tax assets and liabilities at December 31, 2001 are as follows:

         Deferred tax (liabilities) assets:
             Allowance for doubtful accounts                      $    97,573
             Difference in amortization of customer contracts        (610,977)
             Net operating loss carryforwards                       1,735,840
             Installation revenue                                   3,388,265
             Inventory reserve                                         19,695
                                                                  -----------
                                                                    4,630,396
             Less valuation allowance                              (4,630,396)
                                                                  -----------
         Net deferred tax (liabilities) assets                    $      --
                                                                  ===========

         The Company's 2001 and 2000 losses have not been benefited for financial reporting purposes because it is not "more likely than not" that the Company will be able to generate sufficient future taxable income to offset such losses.

11.      SHAREHOLDERS' DEFICIT

         In October and November 1997, the Company issued 2,500,000 shares of Class A Common Stock for $1.50 per share ($3,750,000 in the aggregate).

         The Company has three series of its Preferred Stock outstanding, including: Series C 7% Redeemable Preferred Stock, par value $.001 ("Series C Preferred Stock"); Series D 6% Convertible Cumulative Preferred Stock, par value $.001 per share ("Series D Preferred Stock"); and Series E 7%, Preferred Stock, par value $.001 ("Series E Preferred Stock").

         The Series C Preferred Stock is non-voting and is redeemable by the holder on the sixth anniversary of the date of issuance at a liquidation value of $1,000 per share. Dividends are payable quarterly in cash and have been made each quarter since the issuance of the Series C Preferred Stock. The holders of Series C Preferred Stock have the right to optional redemption upon a Change of Control, as this term is defined in Article III of the Company's Articles of Amendment. At any time after issuance, the Company can elect to redeem the Series C Preferred Stock for a premium. Due to the redeemable nature of the Series C Preferred Stock, it is reflected outside the shareholders' deficit section in the mezzanine section of the Company's consolidated balance sheet.

         In April 2001, the Company exchanged $8 million principal amount of Series C Preferred Stock of the Company held by Westar Investments, Inc. ("Westar"), a subsidiary of Western, for $8 million principal amount of a newly issued Series E Preferred Stock, which is redeemable after October 21, 2001 at the Company's option, and is classified as equity in the Company's consolidated balance sheet. This transaction has undergone a third party appraisal, and as a result of this appraisal, the Company recorded a gain of approximately $2.6 million which is reflected in shareholders' deficit and is allocated to common shareholders in the loss per share calculation.

         The Series D Preferred Stock is currently convertible at a rate of
         333.3333 shares of Class A Common Stock for each share of Series D Preferred Stock. Dividends are payable annually either in cash or in additional shares of Series D Preferred Stock. To date, the Company has elected to issue additional Series D Preferred Stock to satisfy the dividend. As it is the Company's intent to continue to pay the dividend on Series D Preferred Stock in additional preferred shares, dividends for subsequent periods will be recorded into additional paid-in capital in the accompanying consolidated balance sheet until such time that it decides to pay such dividends in cash. As of December 31, 2001, 682 shares of Series D Preferred Stock are accounted for as additional paid-in capital and were issued in the first quarter of 2002. The holders of Series D Preferred Stock have no voting rights until such shares are converted into Class A Common Stock, except at any time the Series D Preferred Stock is outstanding, upon the occurrence of an Event of Default (as defined in Article III of the Company's Articles of Amendment). During November 2000, the Company amended the terms of its Series D Preferred Stock to eliminate the redemption feature that occurred upon a Change of Control, as defined. The Series D Preferred Stock allows for redemption by the holder of the Series D Preferred Stock in the event that certain significant shareholders dispose of their holdings. However, those significant shareholders must seek the approval of the Company prior to disposing of their shares. These changes were effected to more clearly reflect the intentions of the parties at the time of the issuance of the Series D Preferred Stock. The Company can currently elect to redeem the Series D Preferred Stock for a premium.

         The Company and Westar are parties to a stockholders agreement ("Stockholders Agreement") relating to Westar's ownership of shares of the Company's Series C, Series D and Series E Preferred Stock. The Stockholders Agreement, among other things, (i) places certain restrictions on the transfer of the shares held by the stockholders;
         (ii) grants the Company a first offer right to purchase shares prior to the transfer of such shares by a stockholder; and (iii) imposes certain limitations on the voting rights of the stockholders.

         In connection with Richard Ginsburg's resignation from the Company in April 2001 to become Protection One's President and Chief Executive Officer, Protection One granted Guardian a warrant to purchase 250,000 shares of Protection One's common stock at an exercise price of $1.31 per share. The warrant vests one-third annually over three years and has a ten-year term. This warrant and the related gain are being recorded ratably over the vesting period as non-operating other income based on the variable valuation of the warrant using the Black Scholes model at each quarter-end. As a result of this transaction, other income of approximately $130,000 was recorded in the year ended December 31, 2001.

         In accordance with the Stock Repurchase Program authorized by the Board of Directors in October 1998, the Company purchased 288,000 shares of its Class A Common Stock during the year ended December 31, 2000. In accordance with Florida securities law, the shares were concurrently retired. The treasury shares acquired in connection with the October 1998 investment by Protection One have also been retired. The excess of the cost of the treasury shares over issuance price of the retired shares resulted in a charge to accumulated deficit. During the year ended December 31, 2001, there were no purchases of Class A Common Stock in accordance with the Stock Repurchase Program.

12.      STOCK OPTIONS

         The Company has established the 1999 Stock Option Plan (the "Plan"), pursuant to which both incentive stock options and non-qualified stock options may be granted to employees, officers, directors, and consultants of the Company or its subsidiaries. In addition, between November 1995 and May 1999 the Company awarded 878,622 stock options outside of the Plan with exercise prices ranging from $0.81 to $3.25, and expiring between 2000 and 2008.

         The Plan is administered by a committee of the Board of Directors of the Company. Under the Plan, the Company may award options to purchase a total of 500,000 shares of Class A Common Stock. Stock options may be granted at exercise prices not less than the fair market value at the date of grant, and incentive stock options granted to persons owning more than 10% of the outstanding voting power must be granted at not less than 110% of the fair market value at the date of grant. Incentive stock options issued by the Company may not be exercised within less than one year from the date of the grant.

         During 2001, three directors and an employee received stock options to purchase Class A Common Stock under the Plan at an exercise price of $0.72 per share (the fair value on the date of the grant). These stock options vest equally over four years and expire four years from the date they were granted. At December 31, 2001, options to purchase 920,402 shares of the Company's Class A Common Stock remain outstanding.

         During the twelve months ended December 31, 2000, no stock options were granted by the Company. On December 31, 2000, options to purchase 174,720 shares of Class A Common Stock expired unexercised.

         The following is a summary of stock option activity for the years ended December 31, 2001 and 2000:

                                                                   Weighted
                                                     Option    Average Exercise
                                                     Shares          Price
                                                     ------          -----
         Outstanding at December 31, 1999          1,045,122       $  1.44
                Granted                                 --             --
                Cancelled                               --             --
                Expired                             (174,720)         2.00
                                                  ----------
         Outstanding at December 31, 2000            870,402          1.33
                Granted                               50,000          0.72
                Cancelled                               --             --
                Expired                                 --             --
                                                  ----------
         Outstanding at December 31, 2001            920,402          1.26
                                                  ==========

         Exercisable at December 31, 2001            693,341       $  1.46
                                                  ==========

         The following table summarizes stock options outstanding and exercisable at December 31, 2001:

                                                                Weighted Average      Weighted
                                     Number of     Number of        Remaining         Average
                         Exercise     Options      Options     Contractual Life in    Exercise
         Description      Price     Outstanding   Exercisable         Years            Price
         -----------      -----     -----------   -----------         -----            -----
         1997 options     $2.50       100,000      100,000              1              $2.50
         1997 options     $0.84       200,000      200,000              6              $0.84
         1998 options     $0.84       175,000      120,000              6              $0.84
         1998 options     $1.73        53,902       42,341              7              $1.73
         1998 options     $3.25       100,000      100,000              6              $3.25
         1999 options     $0.81        75,000       45,000              7              $0.81
         1999 options     $0.69       166,500       86,000              8              $0.69
         2001 options     $0.72        50,000         --                3              $0.72
                                      -------      -------
         Totals                       920,402      693,341
                                      =======      =======

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company, for options issued to employees, to either recognize expense for stock based awards based on the fair value on the date of grant or provide footnote disclosure regarding the impact of such charges. The Company continues to account for employee stock options pursuant to APB No. 25. Accordingly, the Company does not record compensation expense unless the market price exceeds the exercise price on the date of the grant, which has not occurred.

         If the Company had elected to recognize compensation expense based on the fair value of the options granted, the pro forma net loss applicable to common shares and net loss per common share for the year ended December 31, 2000 and 2001 would have been as follows:

                                                                2001              2000
                                                                ----              ----
         Net loss applicable to common shares:
         As reported                                      $  (3,259,818)     $  (8,799,299)
         Pro forma for SFAS No. 123                       $  (3,496,479)     $  (9,145,855)

         Basic and diluted net loss per common share:
         As reported                                      $       (0.37)     $       (1.00)
         Pro forma for SFAS No. 123                       $       (0.40)     $       (1.03)

         The weighted average fair value of options granted, estimated on the date of grant, was $0.52 for the year ended December 31, 2001. The fair value of options granted during 2001 was estimated on the date of grant using the following weighted average assumptions:

         Dividend yield                                           0.00%
         Expected stock price volatility                           103%
         Risk free interest rate                                  5.42%
         Expected option life                                   4 years

         No stock options were granted during the year ended December 31, 2000.

13.      401(K) SAVINGS PLAN

         The Company established a voluntary 401(k) Savings Plan (the "Plan") for its employees effective July 1, 1998. Employees who are over the age of 21 and have completed six months of service with the Company are eligible to participate in the Plan.

         The Company matches 10% of the first 6% of each employee's contribution. Participants have a choice of several investing options for their contributions and have sole direction over the investment of their contributions. The Company's contributions to the Plan for the years ended December 31, 2001 and 2000 were approximately $25,000 and $19,000, respectively.

                                    PART III

The information required in Item 9 (Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act), Item. 10 (Executive Compensation), Item 11. (Security Ownership of Certain Beneficial Owners and Management) and Item 12. (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
 3.1     Articles of  Incorporation  dated July 7, 1999  incorporated  by reference to Exhibit 3(i) of the Company's Form 10-QSB filed August 13, 1999.
 3.2     Amended and Restated By-Laws of the Company dated March 2, 2000  incorporated by reference to
         Exhibit 3(ii) of the Company's Form 10-KSB filed March 30, 2000.
 3.3     Articles of Amendment to Articles of Incorporation of Guardian  International,  Inc. as filed with the Florida  Secretary  of State on March 9, 2000  incorporated  by reference to Exhibit
         3(iii) of the Company's Form 10-KSB filed March 30, 2000.
 3.4     Articles of Amendment to Articles of Incorporation of Guardian  International,  Inc. as filed with the Secretary of State on March 30, 2001  incorporated  by reference to Exhibit 3(iv) of the Company's Form 10-KSB filed April 2, 2001.
 3.5     Articles of Amendment to Articles of Incorporation of Guardian  International,  Inc. as filed with the  Secretary of State on March 30, 2001  incorporated  by  reference to the  Company's
         Form 8-K filed May 1, 2001.
 4.1     Specimen Stock  Certificate  incorporated  by reference to Exhibit 4(a) of the Company's Form
         10-QSB filed August 13, 1999.
10.1     Amended and Restated Loan and Security  Agreement  with Heller  Financial,  Inc.  dated as of
         February 23, 1998  incorporated  by reference to Exhibit 10(j) of the  Company's  Form 10-KSB filed March 31, 1998.
10.2     Stock Purchase  Agreement dated as of February 23, 1998  incorporated by reference to Exhibit
         10(a) of the Company's Form 8-K filed March 10, 1998.
10.3     Registration  Rights  Agreement  dated as of February 23, 1998  incorporated  by reference to
         Exhibit 10(b) of the Company's Form 8-K filed March 10, 1998.
10.4     Escrow and Pledge  Agreement  dated as of February  23, 1998  incorporated  by  reference  to
         Exhibit 10(c) of the Company's Form 8-K filed March 10, 1998.
10.5     Employment Agreement with Joel A. Cohen dated as of February 1, 1998 incorporated by reference to Exhibit 10(d) of the Company's Form 8-K filed March 10, 1998.
10.6     Employment Agreement with Raymond L. Adams dated as of February 1, 1998 incorporated by reference to Exhibit 10(e) of the Company's Form 8-K filed March 10, 1998.
10.7     Asset Purchase  Agreement  effective as of March 9, 1998 incorporated by reference to Exhibit
         10(a) to the Company's Form 8-K filed  March 24, 1998.
10.8     Warranty  Bill of Sale dated as of March 5, 1998  incorporated  by reference to Exhibit 10(b)
         to the Company's Form 8-K filed March 24, 1998.
10.9     Assignment and Assumption  Agreement  dated as of March 5, 1998  incorporated by reference to
         Exhibit 10(c) to the Company's Form 8-K filed March 24, 1998.
10.10    Guaranty  Agreement  dated as of March 9, 1998  incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed March 24, 1998.
10.11    Escrow  Agreement  date March 9, 1998  incorporated  by  reference  to  Exhibit  10(e) to the
         Company's Form 8-K filed March 24, 1998.
10.12    Employment Agreement with Dan Lawrence dated March 9, 1998 incorporated by reference to
         Exhibit 10(f) to the Company's Form 8-K filed March 24, 1998.
10.13    Amendment to  Registration  Rights  Agreement  dated as of February 23, 1998  incorporated by reference to Exhibit 10(gg) to the Company's Form 10-KSB filed March 31, 1998.
10.14    Stock  Subscription  Agreement  dated as of February  23, 1998  incorporated  by reference to
         Exhibit 10(hh) to the Company's Form 10-KSB filed March 31, 1998.
10.15    Stock  Purchase  Agreement  dated as of April 27, 1998  incorporated  by reference to Exhibit
         10(a) to the Company's Form 10-QSB filed August 14, 1998.
10.16    Employment  Agreement with David Weston  between  Precision and the Company dated as of April
         27, 1998  incorporated  by  reference  to Exhibit  10(b) to the

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

         February 23, 1998 incorporated  by reference  to Exhibit  10(jj) of the  Company's  Form 10-KSB filed March 30, 2000.
10.37    First  Amendment to Second  Amended and  Restated  Loan and  Security  Agreement  from Heller
         Financial,  Inc. dated as of June 30, 2000 incorporated by reference to Exhibit 10(kk) of the
         Company's Form 10-QSB filed August 14, 2000
10.38a   Form of  Amendment  No. 1 to Severance  Agreement  between  Richard  Ginsburg and the Company incorporated by reference to Exhibit 10(kk) of the Company's Form 10-KSB filed April 2, 2001.
10.39a   Form of Agreement among Richard Ginsburg, Sheilah Ginsburg, Harold Ginsburg and the Company
         incorporated by reference to Exhibit 10(ll) of the Company's Form 10-KSB filed April 2, 2001.
10.40    Share Exchange Agreement between Westar Investments,  Inc. and Guardian  International,  Inc.
         dated as of April 27, 2001 incorporated by reference to the
         Company's Form 8-K filed May 1, 2001.
10.41    Agreement  between  Guardian  International,  Inc. and Richard Ginsburg dated as of April 27,
         2001 incorporated by reference to the Company's Form 8-K filed May 1, 2001.
10.42    Fourth  Amendment to Second  Amended and Restated  Loan and  Security  Agreement  from Heller
         Financial, Inc. dated as of June 29, 2001.
10.43    Agreement between Guardian International,  Inc. and Darius G. Nevin dated as of July 31, 2001 incorporated by reference to the Company's Form 8-K filed August 13, 2001
10.44    Form of Acknowledgement executed by the Company, Richard Ginsburg,  Harold Ginsburg,  Sheilah
         Ginsburg, Rhonda Ginsburg, Westar Investments,  Inc. and Western Resources, Inc. incorporated by reference to the Company's Form 8-K filed January 15, 2002.

21.1 *   List of subsidiaries as of December 31, 2001

24       Powers of attorney (included in signature page)

99.1 *   Letter dated March 22, 2002 to the Securities and Exchange Commission regarding representations by
         Arthur Andersen LLP

*  Incorporated Herewith.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  MARCH 22, 2002                       GUARDIAN INTERNATIONAL, INC.

                                            By:   /s/ HAROLD GINSBURG
                                                  ------------------------
                                                      Harold Ginsburg
                                                      President and Chief
                                                      Executive Officer

                                POWER OF ATTORNEY
                                -----------------

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harold Ginsburg and Ken Wiesenfeld and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for each individual and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes, any lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                              TITLE                               DATE

/s/ HAROLD GINSBURG                           Chairman of the Board,
--------------------------------------        President and Chief Executive Officer
Harold Ginsburg                               (Principal Executive Officer)                March 22, 2002

/s/ KENNETH WIESENFELD                        Vice President of Finance
--------------------------------------        (Principal Financial Officer and Principal
Kenneth Wiesenfeld                            Accounting Officer)                          March 22, 2002

/s/ RHONDA GINSBURG                           Executive Vice President and Chief
--------------------------------------        Operating Officer, Florida Operations        March 22, 2002
Rhonda Ginsburg

/s/ JOEL COHEN
--------------------------------------
Joel Cohen                                    Director                                     March 22, 2002

/s/ RICHARD GINSBURG
--------------------------------------
Richard Ginsburg                              Director                                     March 22, 2002

/s/ SHEILAH GINSBURG
--------------------------------------
Sheilah Ginsburg                              Director, Secretary and Treasurer            March 22, 2002

/s/ DAVID HEIDECORN
--------------------------------------
David Heidecorn                               Director                                     March 22, 2002

/s/ DOUGLAS T. LAKE
--------------------------------------
Douglas T. Lake                               Director                                     March 22, 2002

/s/ DARIUS G. NEVIN
--------------------------------------
Darius G. Nevin                               Director                                     March 22, 2002

/s/ WILLIAM REMINGTON
--------------------------------------
William Remington                             Director                                     March 22, 2002

                                  EXHIBIT INDEX


No.      Exhibit
---      --------

21.1     List of subsidiaries as of December 31, 2001

99.1 Letter dated March 22, 2002 to the Securities and Exchange Commission regarding representations by Arthur Andersen LLP