Form 10QSB
period 2002-03-31
GUARDIAN INTERNATIONAL INC
filed 2002-05-14
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 14, 2002, Guardian International, Inc. had 8,096,441 shares of Class A Voting Common Stock, par value $.001 per share, and 634,035 shares of Class B Non-Voting Common Stock, par value $.001 per share, issued and outstanding.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                YES [ ]   NO [X]

                                            GUARDIAN INTERNATIONAL, INC.

                                                  TABLE OF CONTENTS

                                                                                                  Page No.
PART I          FINANCIAL INFORMATION

Item 1.         Financial  Statements

                Consolidated Balance Sheets as of March 31, 2002 and
                     December 31, 2001                                                                 1

                Consolidated Statements of Operations for the Three
                     Months Ended March 31, 2002 and 2001                                              2

                Consolidated  Statement of Changes in  Shareholders'  Deficit for the
                     Three Months Ended March 31, 2002                                                 3

                Consolidated Statements of Cash Flows for the Three Months
                     Ended March 31, 2002 and 2001                                                     4

                Notes to Consolidated Financial Statements                                             5

Item 2.         Management's Discussion and Analysis                                                   9

PART II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                                      16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              GUARDIAN INTERNATIONAL, INC.
                                              CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31, 2002    DECEMBER 31, 2001
                                                                                --------------    -----------------
      ASSETS                                                                       (UNAUDITED)
Current assets
      Cash and cash equivalents                                                    $    283,446    $    713,204
      Accounts receivable, net of allowance for doubtful accounts
             of  $233,850 and $250,186, respectively                                  2,187,616       1,986,094
      Current portion of notes receivable                                                81,619          96,619
      Inventories                                                                     1,160,082         931,501
      Prepaid expense and other                                                         141,990         219,758
                                                                                   ------------    ------------
             Total current assets                                                     3,854,753       3,947,176

Property and equipment, net                                                           9,998,103       9,769,146
Customer accounts, net                                                               18,029,344      18,485,550
Goodwill and other intangible assets, net                                             1,498,307       1,531,883
Notes receivable, less current portion                                                   33,626          57,467
Deposits and other assets                                                             1,531,037       1,375,791
                                                                                   ------------    ------------
             Total assets                                                          $ 34,945,170    $ 35,167,013
                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

      Accounts payable and accrued expenses                                        $  3,866,745    $  3,902,562
      Current portion of unearned revenue                                             2,486,408       2,380,013
      Current portion of long term obligations                                          190,718         178,065
                                                                                   ------------    ------------
             Total current liabilities                                                6,543,871       6,460,640
Unearned revenue, less current portion                                                8,573,467       8,073,978
Long term obligations, less current portion                                          13,242,839      13,065,091
                                                                                   ------------    ------------
             Total liabilities                                                       28,360,177      27,599,709
                                                                                   ------------    ------------

Commitments and contingencies (Note 7)
Redeemable cumulative preferred stock, $.001 par value
      Series C 7% preferred stock, 8,397 shares issued and outstanding, $8.4 million liquidation preference, at March 31, 2002 and December
      31, 2001, respectively                                                          8,397,000       8,397,000

Shareholders' deficit:
      Preferred stock, $.001 par value, 30 million shares authorized
             Series D 6% preferred stock, 12,051 and 11,369 shares issued and outstanding, $12.1 million and $11.4 million liquidation preference,
             at March 31, 2002 and December 31, 2001, respectively                           12              11
             Series E 7% preferred stock, 8,000 shares issued and
             outstanding, $8.0 million liquidation preference, at March
             31, 2002 and December 31, 2001, respectively                                     8               8
      Class A voting common stock, $.001 par value, 100,000,000 shares
             authorized, 8,096,441 issued and outstanding                                 8,097           8,097
      Class B non-voting common stock, $.001 par value, 1,000,000 shares
             authorized, 634,035 shares issued and outstanding                              634             634
      Additional paid-in capital                                                     26,929,537      26,748,771
      Accumulated deficit                                                           (28,750,295)    (27,587,217)
                                                                                   ------------    ------------
             Total shareholders' deficit                                             (1,812,007)       (829,696)
                                                                                   ------------    ------------
             Total liabilities and shareholders' deficit                           $ 34,945,170    $ 35,167,013
                                                                                   ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                             --------------------------
                                                  2002          2001
                                             -----------    -----------

Revenues
     Monitoring                              $ 3,454,359    $ 3,304,819
     Installation and service                  1,879,369      1,773,852
     Other revenues                               66,457         46,132
                                             -----------    -----------
        Total revenues                         5,400,185      5,124,803
                                             -----------    -----------

Operating expenses
     Monitoring                                  515,640        500,269
     Installation and service                  1,309,494      1,435,602
     Selling, general and administrative       2,134,137      2,054,788
     Amortization of customer accounts         1,231,848      1,137,296
     Depreciation and amortization               735,224        627,179
                                             -----------    -----------
        Total operating expenses               5,926,343      5,755,134
                                             -----------    -----------

        Operating loss                          (526,158)      (630,331)

Interest and other expense, net                  169,206        333,876
                                             -----------    -----------

       Net loss                                 (695,364)      (964,207)

Preferred stock dividends                       (467,715)      (447,829)
                                             -----------    -----------

       Net loss applicable to common stock   $(1,163,079)   $(1,412,036)
                                             ===========    ===========

Basic and diluted loss per common share:

Net loss                                     $     (0.13)         (0.16)
                                             ===========    ===========

Weighted average common shares                 8,730,476      8,730,476
                                             ===========    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT


                                            Preferred Stock              Preferred Stock               Common Stock
                                               Series D                     Series E                      Class A
                                          Shares       Amount           Shares      Amount           Shares       Amount
                                     ----------------------------------------------------------------------------------------

Balance at December 31, 2001               11,369   $         11          8,000   $          8      8,096,441   $      8,097


   Series C preferred dividends              --             --             --             --             --             --
   Issuance and accrual of
   additional

      Series D preferred shares as
      dividends                               682              1           --             --             --             --
   Series E preferred dividends              --             --             --             --             --             --
   Net loss                                  --             --             --             --             --             --


                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance at  March 31, 2002                 12,051   $         12          8,000   $          8      8,096,441   $      8,097
                                     ============   ============   ============   ============   ============   ============

[restubbed table]



                                             Common Stock          Additional
                                                Class B              Paid-in        Accumulated
                                         Shares        Amount        Capital          Deficit          Total
                                     --------------------------------------------------------------------------

Balance at December 31, 2001              634,035   $        634   $ 26,748,771   $(27,587,217)   $    829,696)


   Series C preferred dividends              --             --             --         (146,948)       (146,948)
   Issuance and accrual of
   additional

      Series D preferred shares as
      dividends                              --             --          180,766       (180,766)              1
   Series E preferred dividends              --             --             --         (140,000)       (140,000)
   Net loss                                  --             --             --         (695,364)       (695,364)


                                     ------------   ------------   ------------   ------------    ------------
Balance at  March 31, 2002                634,035   $        634   $ 26,929,537   $(28,750,295)   $ (1,812,007)
                                     ============   ============   ============   ============    ============

        The accompanying notes are an integral part of this consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------
                                                                  2002            2001
                                                              ------------    -----------

Cash Flows from Operating Activities:
     Net loss                                                  $  (695,364)   $  (964,207)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
            Gain on sale of property and equipment                  (2,089)          --
            Depreciation and amortization                          735,224        627,179
            Amortization of customer accounts                    1,231,848      1,137,296
            Amortization of deferred financing costs                37,500         36,602
            Provision for doubtful accounts                        135,808        171,000
        Changes in assets and liabilities:
            Accounts receivable                                   (313,489)      (408,982)
            Inventory                                             (228,581)      (173,063)
            Prepaid expenses and other                              77,768        (17,541)
            Notes receivable                                        15,000           --
            Deposits and other assets                             (100,123)          (100)
            Accounts payable and accrued expenses                 (176,328)        59,355
            Unearned revenue                                       584,632        395,850
                                                               -----------    -----------
            Net cash provided by operating activities            1,301,806        863,389
                                                               -----------    -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                            (56,031)      (139,215)
     Purchase of customer accounts                                (613,880)       (10,286)
     Sale of property and equipment                                 11,000           --
     Purchase of customer premise systems                         (916,523)      (875,683)
     Other                                                         (59,583)       (29,994)
                                                               -----------    -----------
            Net cash used in investing activities               (1,635,017)    (1,055,178)
                                                               -----------    -----------

Cash Flows from Financing Activities:
     Payments on debt obligations                                 (620,168)      (667,452)
     Borrowings under line of credit                               810,569        689,975
     Payment of cash dividends                                    (286,948)      (286,948)
                                                               -----------    -----------
            Net cash used in financing activities                  (96,547)      (264,425)
                                                               -----------    -----------

            Net decrease in cash and cash equivalents             (429,758)      (456,214)

Cash and cash equivalents, beginning of period                     713,204        722,525
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $   283,446    $   266,361
                                                               ===========    ===========

Supplemental disclosure:
     Interest paid                                             $   127,669    $   306,645
                                                               ===========    ===========
     Income taxes paid                                         $         0    $         0
                                                               ===========    ===========

Non-cash investing and financing activities:

     Preferred stock dividends                                 $   180,766    $   160,881
                                                               ===========    ===========
     Contract holdbacks for purchased accounts                 $   147,512    $       328
                                                               ===========    ===========
     Contract holdbacks applied against accounts written off   $     6,971    $     6,971
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

                          GUARDIAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Guardian International, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB.

     Revenue Recognition
     -------------------

     Installation Revenue. On installations for which the Company retains title to the electronic security systems or provides monitoring services subsequent to the installation, the installation revenue is deferred and amortized over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. All other installation revenues are recognized in the period in which the installation is completed. When a customer to whom we are providing monitored services cancels the service, any deferred revenue balance is recognized in the period in which the cancellation occurs.

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

     Cost Accounting
     ---------------

     All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. To the extent such costs exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term, the excess is expensed in the period in which the installation is completed. Capitalized installation costs, to the extent of deferred installation revenues, are amortized over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. Capitalized installation costs in excess of deferred installation revenues, but which are less than the expected margin from monitoring services during the initial service contract term, are amortized over the initial term of the service agreement. Amortization of capitalized materials and direct labor costs are reflected as depreciation; amortization of capitalized commissions, which are included in other assets totaling approximately $1.2 million at March 31, 2002, are reflected as installation and service operating expense. When a customer to whom we are providing monitored services cancels the service, any capitalized cost balance is recognized in the period in which the cancellation occurs.

     Comprehensive Loss
     ------------------

     The Company has no comprehensive loss components for the three month periods ended March 31, 2002 and 2001, therefore, comprehensive loss is the same as net loss for all periods.

     Reclassifications
     -----------------

     Certain 2001 amounts in the consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.   CUSTOMER ACCOUNTS, NET

     The following is an analysis of the changes in customer accounts, net:

                                                        Three Months    Three Months
                                                            Ended           Ended
                                                       March 31, 2002  March 31, 2001
                                                        ------------    ------------

     Balance, beginning of period                       $ 18,485,550    $ 22,381,795
           Purchase of customer accounts from dealers        782,613          10,817
           Charges against contract holdbacks                 (6,971)         (6,971)
           Amortization of customer accounts              (1,231,848)     (1,137,296)
                                                        ------------    ------------
     Balance, end of period                             $ 18,029,344    $ 21,248,345
                                                        ============    ============

     In conjunction with certain purchases of customer accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of these purchased customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of approximately $339,000 and $131,000 at March 31, 2002 and March 31, 2001, respectively, as contract holdbacks in connection with the purchase of customer accounts which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets, net, consist of the following:

                                   Amortization           March 31,             December 31,
                                 Period in years            2002                    2001
                                 -----------------    ------------------     -------------------

     Goodwill                                           $ 2,413,902              $ 2,409,443
     Deferred financing costs             2                 275,000                  275,000
                                                        -----------              -----------
                                                          2,688,902                2,684,443
     Accumulated amortization                            (1,190,595)              (1,152,560)
                                                        -----------              -----------
                                                        $ 1,498,307              $ 1,531,883
                                                        ===========              ===========

     In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization, which was approximately $47,000 for the three months ended March 31, 2001. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other intangible assets is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill and other intangible assets arising from the initial application of SFAS 142 is to be reported as resulting from a cumulative effect of a change in accounting principle. The Company adopted SFAS 142 as of January 1, 2002, and performed the required goodwill impairment review. Based on that impairment review, the Company has determined that no impairment loss from initial application is required.

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                           March 31,     December 31,
                                                             2002           2001
                                                        ------------    ------------

          Trade accounts payable                        $    992,542    $    908,579
          Contract holdbacks                                 339,401         198,862
          Preferred dividends payable                        286,944         286,944
          Customer deposits                                  880,625         962,450
          Accrued expenses                                 1,367,233       1,545,727
                                                        ------------    ------------

                                                        $  3,866,745       3,902,562
                                                        ============    ============

5.   LONG TERM OBLIGATIONS

          Long term obligations consist of the following:

                                                          March 31,      December 31,
                                                            2002            2001
                                                        ------------    ------------

          Credit facility with financial institution    $ 12,867,406    $ 12,672,515
          Capital lease obligations                          277,204         265,465
          Equipment notes payable and other                  288,947         305,176
                                                        ------------    ------------
                                                          13,433,557      13,243,156

          Less : current portion                            (190,718)       (178,065)
                                                        ------------    ------------
                                                        $ 13,242,839    $ 13,065,091
                                                        ============    ============

     Under the Company's existing $20.0 million credit facility (the "Renewed Credit Facility"), borrowings bear interest at floating rates, either at Prime plus 1 3/4% or, at the Company's election, LIBOR plus 3 1/2%. At March 31, 2002, the debt was bearing interest at a weighted average rate of 5.7%.

     In June 2001, the Renewed Credit Facility was amended to extend the expiration date to April 3, 2003 from June 30, 2002. Under the terms of the Renewed Credit Facility, certain financial performance covenants were modified. The Company is in compliance with all such covenants as of March 31, 2002. At March 31, 2002, $7.1 million was available under the Renewed Credit Facility. The Company is currently in the process of negotiating a new long-term credit facility to replace the existing Renewed Credit Facility.

6.   EQUITY TRANSACTIONS

     On April 16, 2001, Richard Ginsburg, then president and chief executive officer of the Company, was named chief executive officer and a member of the Board of Directors of Protection One, Inc. ("Protection One"), an 85%-owned subsidiary of Western Resources, Inc. ("Western").

     In connection with Richard Ginsburg's resignation, the Company exchanged $8 million principal amount of Series C 7% Redeemable Preferred Stock of the Company held by Westar Investments, Inc. ("Westar"), a subsidiary of Western, for $8 million principal amount of a newly issued Series E 7% Cumulative Preferred Stock, which is redeemable after October 21, 2001 at the Company's option, and is classified as equity in the Company's consolidated balance sheet. This transaction has undergone a third party appraisal, and as a result of this appraisal, the Company recorded a gain during the three months ended June 30, 2001 of approximately $2.6 million which is reflected in shareholders' deficit and is allocated to common shareholders in the loss per share calculation.

     Protection One also granted the Company a warrant to purchase 250,000 shares of Protection One's common stock at an exercise price of $1.31 per share. The warrant vests one-third annually over three years and has a ten-year term. This warrant and the related gain are being recorded ratably over the vesting period as non-operating other income based on the variable valuation of the warrant using the Black Scholes model at each quarter-end. As a result of this transaction, other income of approximately $67,000 was recorded in the three months ended March 31, 2002.

     In October 1998, the Company issued its Series D 6% Convertible Cumulative Preferred Stock ("Series D Preferred Stock"). This series of preferred stock allows for the annual dividend obligation, payable on January 1st of each year, to be satisfied in either cash or additional Series D Preferred Stock, at the option of the Company. To date, the Company has elected to issue additional Series D Preferred Stock to satisfy the dividend.

7.   COMMITMENTS AND CONTINGENCIES

     The Company experiences routine litigation in the normal conduct of its business. The Company believes that any such pending litigation will not have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-QSB are forward-looking statements, which generally express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, including words or phrases such as "believes," "expects," "anticipates," "hopes," or other words of similar import).

         These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties. Such risks and uncertainties include, among others, the following: (i) the ability of the Company to add additional customer accounts to its account base through acquisitions from third parties, through internal sales efforts and through strategic alliances; (ii) the level of customer attrition; (iii) the availability of capital to the Company relative to certain larger companies in the security alarm industry which have significantly greater capital and resources; (iv) increased false alarm fines and/or the possibility of reduced public response to alarm signals;
(v) changes in local, state and federal regulations; (vi) availability of qualified personnel; (vii) competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; (viii) social and economic conditions; (ix) natural disasters; and (x) other risk factors described in the Company's reports filed with the Securities and Exchange Commission from time to time. Many of these risks and uncertainties are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

         The majority of the Company's revenue is derived from recurring payments for the monitoring and service of security and fire alarm systems, pursuant to contracts with initial terms typically ranging from three to five years. Historically, monitoring revenues have generated higher gross profit margins than revenues derived from service and maintenance activities. Both monitoring and service revenues are recognized as the service is provided.

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

           Purchased contracts, which are identified as customer accounts, net on the consolidated balance sheet, are reflected at cost. The cost of purchased accounts is based on the estimated fair value at the date of purchase. The cost of purchased customer accounts is capitalized and amortized on a straight-line basis over an estimated useful life of ten years. For those accounts which cancel during the amortization period, an estimate of the remaining carrying value of the accounts is expensed in the period in which the accounts cancel. It is the Company's policy to perform periodic evaluations of purchased customer account attrition and, if necessary, to adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts to determine whether any impairment has occurred. If the estimated future cash flows are less than their unamortized cost, an impairment charge is recorded for the amount that the unamortized cost of customer accounts exceeds their estimated fair value. Based on the current balance in customer accounts, net, and our historic rate of amortization expense, the majority of this asset will be fully amortized within the next four years.

         The Company's objective is to provide commercial and residential security services to an increasing number of customers. The Company's growth strategy is to enhance its position in the security alarm monitoring industry in Florida and in the Metropolitan New York City area by increasing the number and density of customers for whom it provides services. The Company is pursuing this strategy through a balanced growth plan involving incorporating purchases of portfolios of customer accounts in existing and contiguous markets and growth of the Company's core business through referrals and traditional local marketing. The Company believes that increasing the number and density of its customers will help it to achieve economies of scale and enhance its results of operations. The Company also regularly reviews opportunities for expanding its operations into other large metropolitan markets.

KEY OPERATING MEASURES

The Company believes that EBITDA, MRR and MRR attrition are key measurements of performance in the security monitoring industry.

         EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") does not represent cash flow from operations as defined by accounting principles generally accepted in the United States, should not be construed as an alternative to operating income and is indicative neither of operating performance nor of cash flows available to fund the cash needs of the Company.

Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies. The following table provides a calculation of EBITDA for the three months ended March 31, 2002 and 2001:

                                                            Three Months Ended
                                                                 March 31,
                                                    ------------------------------------
                                                         2002                2001
                                                    ---------------    -----------------

Net loss                                                $(695,364)           $(964,207)

Plus :
     Amortization of customer accounts                   1,231,848            1,137,296
     Depreciation and amortization                         735,224              627,179
     Interest and other expense, net                       169,206              333,876
                                                    ---------------    -----------------
              EBITDA                                    $1,440,914           $1,134,144
                                                    ===============    =================

         Monthly Recurring Revenue ("MRR"). MRR is revenue that the Company is entitled to receive under monitoring and maintenance service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of purchase, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes MRR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in purchases for a full year of operations. As a result, MRR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing MRR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of MRR relative to the Company's customer base helps identify trends in MRR per customer. MRR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of purchased customers accounts to predict with absolute certainty the amount of acquired MRR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of MRR may not be comparable to other similarly titled measures of other companies and MRR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with accounting principles generally accepted in the United States. MRR at March 31, 2002 and 2001 was approximately $1,195,000 and $1,108,000, respectively.

         MRR Attrition. The Company experiences customer cancellations, which are commonly referred to as attrition, for monitoring and maintenance services as a result of customer relocation, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing customers, periodic price increases, the reconnection of premises previously occupied by customers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines MRR attrition numerically for a particular period as a quotient. The numerator of this quotient is equal to the difference between gross MRR lost as the result of canceled customer accounts and MRR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, replaced by periodic price increases, and replaced by the reconnection of premises previously occupied by customers. The denominator of this quotient is the expected month-end MRR calculated at the end of such period. MRR attrition of the Company's customers during the three months ended March 31, 2002 and 2001 was less than 10% on an annualized basis.

CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                           Three Months Ended
                                                               March 31,

                                                             2002      2001
          Revenues:
              Monitoring                                      64.0%     64.5%
              Installation and service                        34.8      34.6
              Other                                            1.2       0.9
                                                           -------   -------
              Total revenues                                 100.0     100.0

          Operating expenses

              Monitoring                                       9.5       9.8
              Installation and service                        24.2      28.0
              Selling, general and administrative             39.5      40.1
                                                           -------   -------
                                                              73.2      77.9
                                                           -------   -------

          Income before interest and other expense, net,
               amortization and depreciation                  26.8      22.1
                                                           -------   -------

          Interest and other expense, net                      3.1       6.5
          Amortization of customer contracts                  22.8      22.2
          Depreciation and amortization                       13.6      12.2
                                                           -------   -------
                                                              39.5      40.9
                                                           -------   -------

          Net loss before cumulative effect of a change
               in accounting principle                       (12.7)%   (18.8)%
                                                           =======   =======

RESULTS OF OPERATIONS

         Revenue. Total revenues were approximately $5.4 million for the three months ended March 31, 2002 and approximately $5.1 million for the three months ended March 31, 2001, which represents an increase of 5%. Monitoring revenues increased by 5% to approximately $3.5 million during the three months ended March 31, 2002, from approximately $3.3 million during the three months ended March 31, 2001. The increase in monitoring revenues compared to the prior year's period is attributable to monitoring agreements that are continuously purchased from independent alarm dealers as well as monitoring agreements that are signed in conjunction with the Company's installation activities. Installation and service revenues were approximately $1.9 million during the three months ended March 31, 2002, compared to approximately $1.8 million during the three months ended March 31, 2001, which represents an increase of 6%. The increase in our installation and service revenues is a result of increased installation activity in the Company's Florida business servicing builders of new homes offset with larger amounts of installation revenue deferred from current installation activities in other business units during the three months ended March 31, 2002 compared to the prior period.

         Monitoring, Installation and Service. Monitoring, installation and service expenses for the three months ended March 31, 2002 decreased 6% to approximately $1.8 million, compared to approximately $1.9 million during the corresponding period in the prior year. Monitoring expenses increased 3% to approximately $515,000 compared to approximately $500,000 during the corresponding period in the prior year. Monitoring expenses as a percentage of monitoring revenues were 15% for the three months ended March 31, 2002 and March 31, 2001, respectively. Installation and service costs during the three months ended March 31, 2002 decreased by 9% to approximately $1.3 million, compared to approximately $1.4 million during the corresponding period in the prior year. The decrease is due to the completion of projects with higher levels of gross profit, the Company's overall efforts to reduce costs, as well as larger amounts of installation costs deferred from current installation activities during the three months ended March 31, 2002 compared to the prior period.

         Gross profit, defined as total revenues less monitoring and installation and service costs, increased by 12% to approximately $3.6 million during the three months ended March 31, 2002, compared to approximately $3.2 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 5% to approximately $2.9 million during the three months ended March 31, 2002, compared to approximately $2.8 million during the corresponding period in the prior year. The increase in gross profit from monitoring activities is attributable to the increase of monitored accounts from internal installation activities and the purchase of monitored accounts for which the incremental costs to monitor are minimal. Gross profit from monitoring activities as a percentage of monitoring revenue was 85% during the three months ended March 31, 2002 and 2001, respectively. Gross profit from installation and service activities increased to approximately $570,000 during the three months ended March 31, 2002, from approximately $338,000 during the corresponding period in the prior year, which is the result of higher levels of installation revenue with lower levels of corresponding installation cost.

         Selling, General and Administrative ("SG&A"). SG&A increased by 4% to approximately $2.13 million during the three months ended March 31, 2002, compared to approximately $2.05 million during the corresponding period in the prior year. The increase in SG&A costs in the three months ended March 31, 2002 from the corresponding period in the prior year is related primarily to additional personnel required to support our increased sales activities as well as additional personnel allocated to care for our existing customers. The success of the Company is dependent on its ability to attract and retain highly qualified management, sales and service personnel. As the Company continues to expand its operations, it expects to be faced with increasing personnel requirements, and may be unable to generate sufficient revenues to offset the increasing costs associated with fulfilling these requirements.

         Amortization of Customer Accounts. Amortization of customer accounts was approximately $1.2 million during the three months ended March 31, 2002 compared to approximately $1.1 million during the three months ended March 31, 2001, an increase of 8%. This increase is due to the additional amortization expense of customer accounts purchased during 2001. Such costs are amortized over ten years, unless accounts are cancelled and not replaced by the independent alarm company from which the account was purchased, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense.

         Depreciation and Amortization. Depreciation and amortization increased by 17% to approximately $735,000 during the three months ended March 31, 2002, compared to approximately $627,000 during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in capitalized customer premise systems from installations. Such costs include depreciation of property and equipment (the gross balance of which increased to approximately $16.5 million at March 31, 2002 from approximately $12.9 million at March 31, 2001) and the amortization of certain other intangible assets. The Company expects that depreciation and amortization of customer premise systems will continue to increase in the future as installation services which meet the capitalization criteria are rendered to new customers.

         Interest and Other Expense, Net. Interest and other expense, net decreased 49% to approximately $169,000 during the three months ended March 31, 2002, compared to approximately $334,000 during the corresponding period in the prior year. Approximately $67,000 of other income was recorded due to the accretion of the warrant obtained from Protection One during the three months ended March 31, 2002. No income or loss was recorded due to the accretion of this warrant during the three months ended March 31, 2001 as the warrant was obtained in April 2001. Interest expense was lower from period to period due to significantly lower average interest rates offset by increased borrowings. The average interest rate in the three months ended March 31, 2002 was 5.7% compared to 9.6% in the three months ended March 31, 2001. Total borrowings under this credit facility increased to approximately $12.9 million at March 31, 2002 from approximately $11.6 million at March 31, 2001.

         Net Loss. The Company has never had net income and has a history of consistent and sometimes significant net losses. Net loss applicable to common stock for the three months ended March 31, 2002 was approximately $1.2 million, or $(0.13) per share, basic and diluted, compared to a net loss of approximately $1.4 million, or $(0.16) per share, during the corresponding period in the prior year. Preferred stock dividends of approximately $468,000 were recorded in the three months ended March 31, 2002 compared to $448,000 in the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Capital Resources. As of March 31, 2002, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business over the next twelve months. Generally, cash flow will be generated from a combination of: (i) recurring revenue from its security monitoring customer base, and (ii) the Company's existing $20.0 million credit facility ("Renewed Credit Facility") with Heller Financial, Inc. At March 31, 2002, there was $7.1 million of availability under the Renewed Credit Facility.

            In June 2001, the Renewed Credit Facility was amended: (i) to extend the expiration date to April 3, 2003 from June 30, 2002, for which the Company paid a renewal fee of $125,000; and (ii) to improve the Company's borrowing base calculation through the term of the Renewed Credit Facility. The Renewed Credit Facility includes customary covenants, including, but not limited to, restrictions related to the incurring of other debt, the encumbrance or sale of the Company's assets, the payment of dividends or making of other distributions to the Company's shareholders and other financial performance covenants. The Company believes it was in compliance with all such covenants as of March 31, 2002.

         The Renewed Credit Facility will be used primarily for purchase and creation of customer accounts. The Company's continued plan of growth through purchases of customer accounts is contingent upon its ability to borrow under the Renewed Credit Facility. The Renewed Credit Facility is scheduled to expire in April 2003, and the Company is currently in the process of negotiating a new long-term credit facility to replace this facility. In the event that such financing alternatives cannot be secured, the Company's operations will suffer a material adverse effect.

         Liquidity. Net cash provided by operating activities during the three months ended March 31, 2002 was approximately $1.3 million. The Company incurred a net loss of approximately $700,000 during such period. Included in such loss, however, were depreciation and amortization expense, amortization of customer accounts, and amortization of deferred financing costs totaling approximately $2.0 million, and provisions for doubtful accounts and inventory of approximately $136,000. Other operating cash outflows include approximately $819,000 related to increases in accounts receivable, inventory, deposits and other assets, and accounts payable and other expenses. Other operating cash inflows include approximately $677,000 related to net increases in prepaid expenses and other, notes receivable and unearned revenue.

         Net cash used in investing activities was approximately $1.6 million during the three months ended March 31, 2002 and was primarily comprised of the purchase of property and equipment of approximately $56,000, the purchase of customer accounts of approximately $614,000, the purchase of customer premise systems of approximately $917,000, and other of approximately $60,000 offset by the sale of property and equipment of approximately $11,000.

         Net cash used in financing activities was approximately $97,000, during the three months ended March 31, 2002, primarily consisting of borrowings under line of credit of approximately $811,000 reduced by repayments on debt obligations of approximately $620,000, and payment of cash dividends on preferred stock of approximately $287,000. As of March 31, 2002, the Company's cash balance was approximately $283,000.

         Total shareholders' deficit was approximately $1.8 million at March 31, 2002, changing by a net amount of approximately $1.0 million during the three months ended March 31, 2002 from a deficit of approximately $830,000 for the period ended March 31, 2002. The net decrease resulted from the accrual of dividends on the Company's Series C and E Preferred Stock of approximately $267,000 and the net loss of approximately $695,000. The accrual of dividends on the Companies Series D Preferred Stock has no effect on the change in shareholder's deficit of the consolidated balance sheet as the company has chosen to pay this dividend in additional shares of Series D Preferred Stock which is recorded as additional paid-in capital in the shareholders' deficit section of the consolidated balance sheet.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

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

Reports on Form 8-K
-------------------

During the three months ended March 31, 2002, the Company disclosed the following information on a current report on Form 8-K:

o On January 15, 2002, the Company reported one event under Item 5, Other Events, relating to the transfer of the Company's Series D Preferred Stock and Series E Preferred Stock by Western Investments, Inc. to Western Resources, Inc.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GUARDIAN INTERNATIONAL, INC.

Date:  May 14, 2002


                                By:   /s/ KENNETH WIESENFELD
                                   --------------------------
                                    Kenneth Wiesenfeld
                                    Vice President of Finance (Principal Finance
                                    Officer and Principal Accounting Officer)