Form 10QSB
period 2002-06-30
GUARDIAN INTERNATIONAL INC
filed 2002-08-13
CIK 1013978

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

         As of August 13, 2002, Guardian International, Inc. had 8,096,441 shares of Class A Voting Common Stock, par value $.001 per share, and 634,035 shares of Class B Non-Voting Common Stock, par value $.001 per share, issued and outstanding.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                YES ____ NO _X__

                          GUARDIAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                                  Page No.

PART I          FINANCIAL INFORMATION

Item 1.         Financial  Statements

                Consolidated Balance Sheets as of June 30, 2002 and
                     December 31, 2001                                                                 1

                Consolidated Statements of Operations for the Three and Six
                     Months Ended June 30, 2002 and 2001                                               2

                Consolidated Statement of Changes in Shareholders' Deficit
                     for the Six Months Ended June 30, 2002                                            3

                Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2002 and 2001                                                      4

                Notes to Consolidated Financial Statements                                             5

Item 2.         Management's Discussion and Analysis                                                  10

PART II         OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of the Security Holders                               19

Item 6.         Exhibits and Reports on Form 8-K                                                      20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          GUARDIAN INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30, 2002   DECEMBER 31, 2001
                                                                            -------------   -----------------
      ASSETS                                                                  (UNAUDITED)
Current assets:
      Cash and cash equivalents                                              $    668,131     $    713,204
      Accounts receivable, net of allowance for doubtful accounts
             Of  $222,873 and $250,186, respectively                            2,097,230        1,986,094
      Current portion of notes receivable                                          81,619           96,619
      Inventories                                                               1,218,621          931,501
      Prepaid expense and other                                                   486,447          219,758
                                                                             ------------     ------------
             Total current assets                                               4,552,048        3,947,176

Property and equipment, net                                                    10,249,826        9,769,146
Customer accounts, net                                                         17,144,233       18,485,550
Goodwill and other intangible assets, net                                       1,553,764        1,531,883
Notes receivable, less current portion                                             41,517           57,467
Deposits and other assets                                                       1,657,820        1,375,791
                                                                             ------------     ------------
             Total assets                                                    $ 35,199,208     $ 35,167,013
                                                                             ============     ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                  $  3,926,792     $  3,902,562
      Current portion of unearned revenue                                       2,546,830        2,380,013
      Current portion of long term obligations                                    181,981          178,065
                                                                             ------------     ------------
             Total current liabilities                                          6,655,603        6,460,640
Unearned revenue, less current portion                                          9,015,382        8,073,978
Long-term obligations, less current portion                                    13,706,755       13,065,091
                                                                             ------------     ------------
             Total liabilities                                                 29,377,740       27,599,709
                                                                             ------------     ------------

Commitments and contingencies (Note 7)
Redeemable cumulative preferred stock, $.001 par value
      Series C 7% preferred stock, 8,397 shares issued and outstanding,
      $8.4 million liquidation preference, at June 30, 2002 and December
      31, 2001, respectively                                                    8,397,000        8,397,000
                                                                             ------------     ------------

Shareholders' deficit:
      Preferred stock, $.001 par value, 30 million shares authorized
             Series D 6% preferred stock, 12,051 and 11,369 shares issued and outstanding, $12.1 million and $11.4 million liquidation preference, at June 30, 2002 and December 31, 2001,
             respectively                                                              12               11
             Series E 7% preferred stock, 8,000 shares issued and
             outstanding, $8.0 million liquidation preference, at June 30,
             2002 and December 31, 2001, respectively                                   8                8
      Class A voting common stock, $.001 par value, 100,000,000 shares
             authorized, 8,096,441 issued and outstanding                           8,097            8,097
      Class B non-voting common stock, $.001 par value, 1,000,000 shares
             authorized, 634,035 shares issued and outstanding                        634              634
      Additional paid-in capital                                               27,110,301       26,748,771
      Accumulated deficit                                                     (29,694,584)     (27,587,217)
                                                                             ------------     ------------
             Total shareholders' deficit                                       (2,575,532)        (829,696)
                                                                             ------------     ------------
             Total liabilities and shareholders' deficit                     $ 35,199,208     $ 35,167,013
                                                                             ============     ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                              -----------------------------     -----------------------------
                                                  2002             2001              2002            2001
                                              ------------     ------------     ------------     ------------

Revenues:
     Monitoring                               $  3,495,964     $  3,268,168     $  6,950,323     $  6,572,987
     Installation and service                    2,069,909        1,853,580        3,949,278        3,627,432
     Other revenues                                 62,724           54,228          129,181          100,360
                                              ------------     ------------     ------------     ------------
        Total revenues                           5,628,597        5,175,976       11,028,782       10,300,779
                                              ------------     ------------     ------------     ------------

Operating expenses:
     Monitoring                                    536,257          526,441        1,051,897        1,026,710
     Installation and service                    1,575,850        1,655,565        2,885,344        3,091,167
     Selling, general and administrative         2,127,599        1,989,654        4,261,736        4,044,442
     Amortization of customer accounts           1,001,229        1,148,942        2,233,077        2,286,238
     Depreciation and amortization                 665,227          656,863        1,400,451        1,284,042
                                              ------------     ------------     ------------     ------------
        Total operating expenses                 5,906,162        5,977,465       11,832,505       11,732,599
                                              ------------     ------------     ------------     ------------

        Operating loss                            (277,565)        (801,489)        (803,723)      (1,431,820)

Interest and other expense, net                   (199,010)        (286,625)        (368,216)        (620,501)
                                              ------------     ------------     ------------     ------------

       Net loss                                   (476,575)      (1,088,114)      (1,171,939)      (2,052,321)

Preferred stock dividends                         (467,714)        (467,139)        (935,428)        (914,967)
Gain on exchange of preferred stock                     --        2,594,070               --        2,594,070
                                              ------------     ------------     ------------     ------------

       Net income (loss) applicable to
               common stock                   $   (944,289)    $  1,038,817     $ (2,107,367)    $   (373,218)
                                              ============     ============     ============     ============

Basic earnings (loss) per common share:

Net income (loss)                             $      (0.11)    $       0.12     $      (0.24)    $      (0.04)
                                              ============     ============     ============     ============

Weighted average common shares outstanding       8,730,476        8,730,476        8,730,476        8,730,476
                                              ============     ============     ============     ============

Diluted earnings (loss) per common share:

Net income (loss)                             $      (0.11)    $       0.10     $      (0.24)    $      (0.04)
                                              ============     ============     ============     ============

Weighted average common shares and common
equivalent shares outstanding                    8,730,476       12,571,682        8,730,476        8,730,476
                                              ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT


                                             Preferred Stock      Preferred Stock        Common Stock           Common Stock
                                                 Series D            Series E               Class A                Class B
                                             Shares    Amount    Shares    Amount      Shares     Amount     Shares      Amount
                                           --------------------------------------------------------------------------------------
Balance at December 31, 2001                 11,369     $11      8,000      $  8      8,096,441   $8,097     634,035     $634


   Series C preferred dividends                  --      --         --        --             --       --          --       --
   Issuance and accrual of additional
       Series D preferred shares as
       dividends                                682       1         --        --             --       --          --       --
   Series E preferred dividends                  --      --         --        --             --       --          --       --
   Net loss                                      --      --         --        --             --       --          --       --

                                           --------------------------------------------------------------------------------------
Balance at  June 30, 2002                    12,051     $12      8,000      $  8      8,096,441   $8,097     634,035     $634
                                           ======================================================================================
[RESTUB]
                                             Additional
                                               Paid-in        Accumulated
                                               Capital          Deficit           Total
                                           -------------------------------------------------
Balance at December 31, 2001                $26,748,771      $(27,587,217)      $  (829,696)


   Series C preferred dividends                      --           (293,898)        (293,898)
   Issuance and accrual of additional
       Series D preferred shares as
       dividends                                361,530           (361,530)               1
   Series E preferred dividends                      --           (280,000)        (280,000)
   Net loss                                          --         (1,171,939)      (1,171,939)

                                           -------------------------------------------------
Balance at  June 30, 2002                   $27,110,301      $(29,694,584)      $(2,575,532)
                                           =================================================

               The accompanying notes are an integral part of this
                        consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------------
                                                                       2002           2001
                                                                   -----------     -----------

Cash Flows from Operating Activities:
     Net loss                                                      $(1,171,939)    $(2,052,321)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
            Gain on sale of property and equipment                      (3,961)             --
            Depreciation and amortization                            1,400,451       1,284,042
            Amortization of customer accounts                        2,233,077       2,286,238
            Amortization of deferred financing costs                   131,250          87,083
            Provision for doubtful accounts                            270,001         306,639
            Provision for (reversal of) inventory losses                    --          (6,000)
        Changes in assets and liabilities:
            Accounts receivable                                       (365,187)       (424,577)
            Inventory                                                 (287,120)       (115,097)
            Prepaid expenses and other                                (266,689)       (236,782)
            Notes receivable                                            15,000
            Deposits and other assets                                 (163,568)        (19,724)
            Accounts payable and accrued expenses                     (128,188)        646,355
            Unearned revenue                                         1,086,017         864,548
                                                                   -----------     -----------
            Net cash provided by operating activities                2,749,144       2,620,404
                                                                   -----------     -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                                (64,986)       (324,859)
     Purchase of customer accounts                                    (717,142)        (42,838)
     Sale of property and equipment                                     16,000              --
     Capitalized installation costs                                 (1,828,181)     (1,760,194)
     Other                                                            (271,592)       (391,548)
                                                                   -----------     -----------
            Net cash used in investing activities                   (2,865,901)     (2,519,439)
                                                                   -----------     -----------

Cash Flows from Financing Activities:
     Payments on debt obligations                                   (1,376,967)     (1,822,253)
     Borrowings under line of credit                                 2,022,547       1,846,580
     Equity issuance costs                                                             (69,930)
     Payment of cash dividends                                        (573,896)       (573,896)
                                                                   -----------     -----------
            Net cash provided by (used in) financing activities         71,684        (619,499)
                                                                   -----------     -----------

            Net decrease in cash and cash equivalents                  (45,073)       (518,534)

Cash and cash equivalents, beginning of period                         713,204         722,525

                                                                   -----------     -----------
Cash and cash equivalents, end of period                           $   668,131     $   204,041
                                                                   ===========     ===========

Supplemental disclosure:
     Interest paid                                                 $   411,412     $   569,291
                                                                   ===========     ===========
     Income taxes paid                                             $         0     $         0
                                                                   ===========     ===========

Non-cash investing and financing activities:
     Retirement of Series C Preferred Stock                        $        --     $ 8,000,000
                                                                   ===========     ===========
     Issuance of Series E Preferred Stock                          $        --     $ 5,336,000
                                                                   ===========     ===========
     Preferred stock dividends                                     $   361,530     $   341,070
                                                                   ===========     ===========
     Contract holdbacks for purchased accounts                     $   166,387     $       328
                                                                   ===========     ===========
     Contract holdbacks applied against accounts written off       $    13,943     $    13,942
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

     Revenue Recognition
     -------------------
     MONITORING REVENUE. Customers are billed for monitoring services primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Unearned revenues result from billings in advance of performance of monitoring services. Contracts for monitoring services are generally for an initial non-cancelable term of three to five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

     INSTALLATION REVENUE. On installations for which the Company retains title to the electronic security systems or provides monitoring services subsequent to the installation, the installation revenue is deferred, classified as unearned revenue on the Company's consolidated balance sheet, and then recognized over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. All other installation revenues are recognized in the period in which the installation is completed. When a customer to whom we are providing monitored services cancels the service, any unearned revenue balance is recognized in the period in which the cancellation occurs.

     SERVICE REVENUE. Customers are billed for maintenance service, often in conjunction with monitoring services, primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Unearned revenues result from billings in advance of performance of maintenance services. Contracts for maintenance services are generally for an initial non-cancelable term of three to five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis. Additional revenue is generated from services rendered by the Company to customers without such contracts who request maintenance and repair services. This service revenue is recognized when the service is provided.

     Cost Accounting
     ---------------
     All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred installation revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. To the extent such costs exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term, the excess is expensed as installation and operating expense in the period in which the installation is completed. Capitalized installation costs, to the extent of deferred installation revenue, are expensed over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. Capitalized installation costs in excess of deferred installation revenues, but which are less than the expected margin from monitoring services during the initial service contract term, are expensed over the initial term of the service agreement. Capitalized materials and direct labor costs, which are included in property and equipment, net totaling approximately $8.9 million at June 30, 2002, are expensed as depreciation; capitalized commissions, which are included in deposits and other assets totaling approximately $1.3 million at June 30, 2002, are expensed as installation and service operating expense. When a customer to whom we are providing monitored services cancels the service, any capitalized cost balance is recognized in the period in which the cancellation occurs.

     Comprehensive Loss
     ------------------
     The Company has no comprehensive loss components for the three and six months ended June 30, 2002 and 2001, therefore, comprehensive loss is the same as net loss for all periods.

     Reclassifications
     -----------------
     Certain 2001 amounts in the consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.   CUSTOMER ACCOUNTS, NET

     The following is an analysis of the changes in customer accounts, net:

                                                                     Six Months                Six Months
                                                                        Ended                     Ended
                                                                    June 30, 2002             June 30, 2001
                                                                    ------------              -------------
     Balance, beginning of period                                    $18,485,550               $22,381,795
           Purchase of customer accounts from dealers                    905,703                    49,706
           Charges against contract holdbacks                            (13,943)                  (13,942)
           Amortization of customer accounts                          (2,233,077)               (2,286,238)
                                                                     ------------              ------------
     Balance, end of period                                          $17,144,233               $20,131,321
                                                                     ============              ============

     In conjunction with certain purchases of customer accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of these purchased customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of approximately $351,000 and $99,000 at June 30, 2002 and June 30, 2001, respectively, as contract holdbacks in connection with the purchase of customer accounts which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets, net, consist of the following:

                                   Amortization       June 30,      December 31,
                                 Period in years        2002            2001
                                 ---------------    ------------    ------------

     Goodwill                                       $ 2,278,902      $2,409,443
     Deferred financing costs           2               283,671         275,000
                                                    ------------     -----------
                                                      2,562,573       2,684,443
     Accumulated amortization                        (1,008,811)     (1,152,560)
                                                    ------------     -----------
                                                    $ 1,553,764      $1,531,883
                                                    ============     ===========

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill and other intangible assets is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill and other intangible assets arising from the initial application of SFAS 142 is to be reported as resulting from a cumulative effect of a change in accounting principle. The Company adopted SFAS 142 as of January 1, 2002, and performed the required goodwill impairment review. Based on that impairment review, the Company has determined that no impairment loss from initial application is required.

     The following table reflects the Company's results for the three and six months ended June 30, 2001, calculated using the new accounting treatment discussed above, compared to the Company's results for the three and six months ended June 30, 2002.

                                            Three months ended June 30,    Six months ended June 30,
                                            ---------------------------    -------------------------
                                              2002             2001           2002            2001
                                            ---------       ----------     -----------      ---------
     Reported net income (loss)             $(944,289)      $1,038,817     $(2,107,367)     $(373,218)
     Add back:  Goodwill amortization              --           46,850              --         93,699
                                            ---------       ----------     -----------      ---------
     Adjusted net income (loss)             $(944,289)      $1,085,667     $(2,107,367)     $(279,519)
                                            =========       ==========     ===========      =========

     Basic earnings (loss) per share:
     Reported net income (loss)             $   (0.11)      $     0.12     $     (0.24)     $   (0.04)
     Add back:  Goodwill amortization              --               --              --           0.01
                                            ---------       ----------     -----------      ---------
     Adjusted net income (loss)             $   (0.11)      $     0.12     $     (0.24)     $   (0.03)
                                            =========       ==========     ===========      =========

     Diluted earnings (loss) per share:
     Reported net income (loss)             $   (0.11)      $     0.10     $     (0.24)     $   (0.04)
     Add back:  Goodwill amortization              --               --              --           0.01
                                            ---------       ----------     -----------      ---------
     Adjusted net income (loss)             $   (0.11)      $     0.10     $     (0.24)     $   (0.03)
                                            =========       ==========     ===========      =========


4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                           June 30, 2002      December 31, 2001
                                           -------------      -----------------

     Trade accounts payable                 $  995,718         $  908,579
     Contract holdbacks                        351,306            198,862
     Preferred dividends payable               286,946            286,944
     Customer deposits                         724,799            962,450
     Accrued expenses                        1,568,023          1,545,727
                                            ----------         ----------
                                            $3,926,792         $3,902,562
                                            ==========         ==========

5.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                   June 30, 2002  December 31, 2001
                                                   -------------  -----------------
     Credit facility with financial institution     $13,372,775      $12,672,515
     Capital lease obligations                          253,232          265,465
     Equipment notes payable and other                  262,729          305,176
                                                    -----------      -----------
                                                     13,888,736       13,243,156
     Less : current portion                            (181,981)        (178,065)
                                                    -----------      -----------
                                                    $13,706,755      $13,065,091
                                                    ===========      ===========

     On June 28, 2002, the Company entered into a new $20.0 million senior credit facility ("Credit Facility") with GE Capital Funding, replacing its previously existing $20.0 million senior credit facility. The Credit Facility has an initial expiration date of July 2004, and the Company may extend the facility for up to two additional years, subject to the occurrence of certain events. Under the Credit Facility, borrowings bear interest at floating rates, either at a certain index rate plus 1 3/4% (6.50% at June 30, 2002) or, at the Company's election, LIBOR plus 3 1/4%. Under the terms of the Credit Facility, the Company is required to meet certain financial performance covenants. The Company is in compliance with all such covenants as of June 30, 2002. At June 30, 2002, $6.6 million was available under the Credit Facility.

6.   EQUITY TRANSACTIONS

     On April 16, 2001, Richard Ginsburg, then president and chief executive officer of the Company, was named chief executive officer and a member of the Board of Directors of Protection One, Inc. ("Protection One"), an 87%-owned subsidiary of Westar Energy, Inc. ("Westar Energy").

     In connection with Richard Ginsburg's resignation, the Company exchanged $8 million principal amount of Series C 7% Redeemable Preferred Stock of the Company held by Westar Investments, Inc. ("Westar"), a subsidiary of Westar Energy, for $8 million principal amount of a newly issued Series E 7% Cumulative Preferred Stock, which is redeemable after October 21, 2001 at the Company's option, and is classified as equity in the Company's consolidated balance sheet. This transaction has undergone a third party appraisal, and as a result of this appraisal, the Company recorded a gain during the three months ended June 30, 2001 of approximately $2.6 million which is reflected in shareholders' deficit and is allocated to common shareholders in the earnings (loss) per share calculation.

     Protection One also granted the Company a warrant to purchase 250,000 shares of Protection One's common stock at an exercise price of $1.31 per share. The warrant vests one-third annually over three years and has a ten-year term. This warrant and the related gain are being recorded ratably over the vesting period as non-operating other income based on the variable valuation of the warrant using the Black Scholes model at each quarter-end. As a result of this transaction, other income of approximately $111,000 was recorded in the six months ended June 30, 2002.

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

         The Company's objective is to provide commercial and residential security services to an increasing number of customers. The Company's growth strategy is to enhance its position in the security alarm monitoring industry in Florida and in the Metropolitan New York City area by increasing the number and density of customers for whom it provides services. The Company is pursuing this strategy through a balanced growth plan to generate monitoring and maintenance contracts with its own sales and installation efforts through referrals and traditional local marketing as well as incorporating purchases of portfolios of customer accounts in existing and contiguous markets. The Company believes that increasing the number and density of its customers will help it to achieve economies of scale and enhance its results of operations. The Company also regularly reviews opportunities for expanding its operations into other large metropolitan markets.

         In order to finance this strategy, the Company has chosen to issue yield-bearing instruments (such as senior debt or preferred stock), which results in related interest and dividend expense. The Company believes that this strategy, which emphasize creating long-term value over short-term net income, will result in the Company's recording of net losses until such time as: (i) the Company's cash flow from its increased customer base allows it to reduce significantly its indebtedness and related interest costs; and (ii) the Company's amortization expense related to acquired alarm contracts, through the passage of time and recognition of account cancellations, is reduced. The Company has never had net income and has a history of consistent and sometimes significant net losses.

         The majority of the Company's revenue is derived from recurring payments for the monitoring and maintenance of security and fire alarm systems, pursuant to contracts with initial terms typically ranging from three to five years. Additional revenue is generated from services rendered by the Company to customers without such contracts who request maintenance and repair services. Historically, monitoring revenues have generated higher gross profit margins than revenues derived from maintenance and service activities. Both monitoring, maintenance and service revenues are recognized as the service is provided. Unearned revenues result from billings in advance of performance of monitoring and maintenance services. Contracts for monitoring services are generally for an initial non-cancelable term of three to five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

           Installation revenues produce lower gross profit margins than those generated by monitoring revenues, but they are an integral component of the Company's ability to retain and establish new monitoring customers. On installations for which the Company retains title to the electronic security systems or provides monitoring services subsequent to the installation, the installation revenue is deferred, classified as unearned revenue on the Company's consolidated balance sheet, and then recognized over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. All other installation revenues are recognized in the period in which the installation is completed. All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred installation revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. To the extent such costs exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term, the excess is expensed as installation and operating expense in the period the installation is completed. Capitalized installation costs, to the extent of deferred installation revenues, are expensed over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. Capitalized costs in excess of deferred revenues, but which are less than the expected margin from monitoring services during the initial service contract term, are expensed over the initial term of the service agreement. Capitalized materials and direct labor costs, which are included in property and equipment, net totaling approximately $8.9 million at June 30, 2002, are expensed as depreciation; capitalized commissions, which are included in deposits and other assets totaling approximately $1.3 million at June 30, 2002, are expensed as installation and service operating expense. When a customer to whom we are providing monitored services cancels the service, any unearned revenue balance and the associated capitalized cost balance are recognized in the period in which the cancellation occurs.

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

KEY OPERATING MEASURES

         The Company believes that EBITDA, RMR and RMR attrition are key measurements of performance in the security monitoring industry.

         EBITDA. The Company manages its business based on earnings before interest, taxes, depreciation and amortization ("EBITDA") which we derive by adjusting net loss by adding: (i) amortization of customer accounts, (ii) depreciation and amortization, and (iii) interest and other expense, net as set forth in the table below.

         EBITDA does not represent cash flow from operations as defined by accounting principles generally accepted in the United States, should not be construed as an alternative to operating income and is indicative neither of operating performance nor of cash flows available to fund the cash needs of the Company. Items excluded from EBITDA are significant components in understanding and assessing the financial performance of the Company. The Company believes presentation of EBITDA enhances an understanding of financial condition, results of operations and cash flows because EBITDA is used by the Company to satisfy its debt service obligations and its capital expenditure and other operational needs, as well as to provide funds for growth. In addition, EBITDA is used by senior lenders and the investment community to determine the current borrowing capacity and to estimate the long-term value of companies with recurring cash flows from operations. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies.

         The following table provides a calculation of EBITDA for the three and six months ended June 30, 2002 and 2001:

                                                 Three Months Ended              Six Months Ended
                                                       June 30,                      June 30,
                                             --------------------------     ---------------------------
                                                 2002           2001            2002            2001
                                             ----------     -----------     -----------     -----------
Net loss                                     $ (476,575)    $(1,088,114)    $(1,171,939)    $(2,052,321)
Plus:
       Amortization of customer accounts      1,001,229       1,148,942       2,233,077       2,286,238
       Depreciation and amortization            665,227         656,863       1,400,451       1,284,042
       Interest and other expense, net          199,010         286,625         368,216         620,501

                                             ----------     -----------     -----------     -----------
              EBITDA                         $1,388,891     $ 1,004,316     $ 2,829,805     $ 2,138,460
                                             ==========     ===========     ===========     ===========

         RECURRING MONTHLY REVENUE ("RMR"). RMR is revenue that the Company is entitled to receive under monitoring and maintenance service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of purchase, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes RMR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in purchases for a full year of operations. As a result, RMR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing RMR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of RMR relative to the Company's customer base helps identify trends in RMR per customer. RMR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of purchased customers accounts to predict with absolute certainty the amount of acquired RMR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of RMR may not be comparable to other similarly titled measures of other companies and RMR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with accounting principles generally accepted in the United States. RMR at June 30, 2002 and 2001 was approximately $1,213,000 and $1,115,000, respectively.

         RMR ATTRITION. The Company experiences customer cancellations, which are commonly referred to as attrition, for monitoring and maintenance services as a result of customer relocation, unfavorable economic conditions and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing customers, periodic price increases, the reconnection of premises previously occupied by customers, the conversion of accounts previously monitored by other alarm companies and guarantees provided by the sellers of such accounts. The Company defines RMR attrition numerically for a particular period as a quotient. The numerator of this quotient is equal to the difference between gross RMR lost as the result of canceled customer accounts and RMR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, replaced by periodic price increases, and replaced by the reconnection of premises previously occupied by customers. The denominator of this quotient is the average RMR for such period. RMR attrition for the Company was under 10% for the twelve months ended June 30, 2002 and 2001.

CONSOLIDATED STATEMENT OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                     FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS
                                                              JUNE 30,                      ENDED JUNE 30,
                                                     --------------------------          --------------------
                                                        2002             2001            2002            2001
                                                        ----             ----            ----            ----
Revenues:
        Monitoring                                      62.1%            63.1%           63.0%          63.8%
        Installation and service                        36.8             35.8            35.8           35.2
        Other revenues                                   1.1              1.1             1.2            1.0
                                                       -----            -----           -----          -----
                 Total revenues                        100.0            100.0           100.0          100.0

Operating expenses:
        Monitoring                                       9.5             10.2             9.5           10.0
        Installation and service                        28.0             32.0            26.2           30.0
        Selling, general and administrative             37.8             38.4            38.6           39.3
        Amortization of customer accounts               17.8             22.2            20.2           22.2
        Depreciation and amortization                   11.8             12.7            12.7           12.5
                                                       -----            -----           -----          -----
                 Total operating expenses              104.9            115.5           107.2          114.0

Interest and other expense, net                          3.5              5.5             3.3            6.0
                                                       -----            -----           -----          -----

Net loss                                                (8.4)%          (21.0)%         (10.5)%        (20.0)%
                                                       =====            =====           =====          =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

         REVENUE. Total revenues were approximately $5.6 million for the three months ended June 30, 2002 and approximately $5.2 million for the three months ended June 30, 2001, which represents an increase of 9%. Monitoring revenues increased by 7% to approximately $3.5 million during the three months ended June 30, 2002, from approximately $3.3 million during the three months ended June 30, 2001. The increase in monitoring revenues compared to the prior year's period is attributable to monitoring agreements that are continuously purchased from independent alarm dealers as well as monitoring agreements that are signed in conjunction with the Company's installation activities. Installation and service revenues were approximately $2.1 million during the three months ended June 30, 2002, compared to approximately $1.9 million during the three months ended June 30, 2001, which represents an increase of 12%. The increase in our installation and service revenues is a result of increased installation activity in the Company's Florida and New York installation business units offset with larger amounts of installation revenue deferred from current installation activities during the three months ended June 30, 2002 compared to the prior period.

         MONITORING, INSTALLATION AND SERVICE. Monitoring, installation and service expenses for the three months ended June 30, 2002 decreased 3% to approximately $2.1 million, compared to approximately $2.2 million during the corresponding period in the prior year. Monitoring expenses increased 2% to approximately $536,000 compared to approximately $526,000 during the corresponding period in the prior year. Monitoring expenses as a percentage of monitoring revenues were 15% for the three months ended June 30, 2002 compared to 16% for the three months ended June 30, 2001. Installation and service costs during the three months ended June 30, 2002 decreased by 5% to approximately $1.6 million, compared to approximately $1.7 million during the corresponding period in the prior year. The decrease is due to the completion of projects with higher levels of gross profit, the Company's overall efforts to reduce costs, as well as larger amounts of installation costs deferred from current installation activities during the three months ended June 30, 2002 compared to the prior period.

         Gross profit, defined as total monitoring, installation, and service revenues less monitoring, installation and service costs, increased by 17% to approximately $3.5 million during the three months ended June 30, 2002, compared to approximately $2.9 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 8% to approximately $3.0 million during the three months ended June 30, 2002, compared to approximately $2.7 million during the corresponding period in the prior year. The increase in gross profit from monitoring activities is attributable to the increase of monitored accounts from internal installation activities and the purchase of monitored accounts for which the incremental costs to monitor are minimal. Gross profit from monitoring activities as a percentage of monitoring revenue was 85% during the three months ended June 30, 2002 compared to 84% for the three months ended June 30, 2001. Gross profit from installation and service activities increased to approximately $494,000 during the three months ended June 30, 2002, from approximately $198,000 during the corresponding period in the prior year, which is primarily the result of better materials pricing, a lower volume of projects requiring subcontracted labor, and fewer jobs with cost overruns.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A increased by 7% to approximately $2.1 million during the three months ended June 30, 2002, compared to approximately $2.0 million during the corresponding period in the prior year. The increase in SG&A costs in the three months ended June 30, 2002 from the corresponding period in the prior year is related primarily to additional personnel required to support our increased sales activities as well as additional personnel allocated to care for our existing customers. The success of the Company is dependent on its ability to attract and retain highly qualified management, sales and service personnel. As the Company continues to expand its operations, it expects to be faced with increasing personnel requirements, and may be unable to generate sufficient revenues to offset the increasing costs associated with fulfilling these requirements.

         AMORTIZATION OF CUSTOMER ACCOUNTS. Amortization of customer accounts was approximately $1.0 million during the three months ended June 30, 2002 compared to approximately $1.1 million during the three months ended June 30, 2001, a decrease of 13%. This decrease is due primarily to a decrease in the level of cancellations for the period offset by the additional amortization expense of customer accounts purchased during 2001. Such costs are amortized over ten years, unless accounts are cancelled and not replaced by the independent alarm company from which the account was purchased, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 1% to approximately $665,000 during the three months ended June 30, 2002, compared to approximately $657,000 during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in the depreciation expense related to capitalized installation costs (the gross balance of which increased to approximately $14.4 million at June 30, 2002 from approximately $10.8 million at June 30, 2001). The Company expects that the depreciation of capitalized installation costs will continue to increase in the future as installation services which meet the capitalization criteria are rendered to new customers. Based on our required goodwill impairment review, no amortization expense was recorded in the three months ended June 30, 2002, in accordance with the adoption of SFAS 142. Amortization expense related to goodwill in the prior year was approximately $47,000.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net decreased 31% to approximately $199,000 during the three months ended June 30, 2002, compared to approximately $287,000 during the corresponding period in the prior year. Although the Company increased borrowings under its senior credit facility, interest expense on our senior credit facility was lower from period to period due to significantly lower average interest rates. The average interest rate in the three months ended June 30, 2002 was 5.7% compared to 8.1% in the three months ended June 30, 2001. Total borrowings under our senior credit facility increased to approximately $13.4 million at June 30, 2002 from approximately $11.5 million at June 30, 2001.

         NET LOSS. The Company has never had net income and has a history of consistent and sometimes significant net losses. Net loss applicable to common stock for the three months ended June 30, 2002 was approximately $944,000 or $(0.11) per share, basic and diluted, compared to net income of approximately $1.0 million, or $0.10 per diluted share, during the corresponding period in the prior year. The prior period net income applicable to common stock includes an approximate $2.6 million in gain on exchange of preferred stock. Preferred stock dividends of approximately $468,000 were recorded in both the three months ended June 30, 2002 and 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

         REVENUE. Total revenues were approximately $11.0 million for the six months ended June 30, 2002 and approximately $10.3 million for the six months ended June 30, 2001, which represents an increase of 7%. Monitoring revenues increased by 6% to approximately $7.0 million during the six months ended June 30, 2002, from approximately $6.6 million during the six months ended June 30, 2001. The increase in monitoring revenues compared to the prior year's period is attributable to monitoring agreements that are continuously purchased from independent alarm dealers as well as monitoring agreements that are signed in conjunction with the Company's installation activities. Installation and service revenues were approximately $3.9 million during the six months ended June 30, 2002, compared to approximately $3.6 million during the six months ended June 30, 2001, which represents an increase of 9%. The increase in our installation and service revenues is a result of increased installation activity in the Company's Florida and New York installation business units offset with larger amounts of installation revenue deferred from current installation activities during the three months ended June 30, 2002 compared to the prior period.

         MONITORING, INSTALLATION AND SERVICE. Monitoring, installation and service expenses for the six months ended June 30, 2002 decreased 4% to approximately $3.9 million, compared to approximately $4.1 million during the corresponding period in the prior year. Monitoring expenses increased 2% to approximately $1,051,000 compared to approximately $1,026,000 during the corresponding period in the prior year. Monitoring expenses as a percentage of monitoring revenues were 15% for the six months ended June 30, 2002 compared to 16% for the six months ended June 30, 2001. Installation and service costs during the six months ended June 30, 2002 decreased by 7% to approximately $2.9 million, compared to approximately $3.1 million during the corresponding period in the prior year. The decrease is due to the completion of projects with higher levels of gross profit, the Company's overall efforts to reduce costs, as well as larger amounts of installation costs deferred from current installation activities during the six months ended June 30, 2002 compared to the prior period.

         Gross profit, defined as total monitoring, installation and service revenues less monitoring, installation and service costs, increased by 14% to approximately $7.0 million during the six months ended June 30, 2002, compared to approximately $6.1 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 6% to approximately $5.9 million during the six months ended June 30, 2002, compared to approximately $5.5 million during the corresponding period in the prior year. The increase in gross profit from monitoring activities is attributable to the increase of monitored accounts from internal installation activities and the purchase of monitored accounts for which the incremental costs to monitor are minimal. Gross profit from monitoring activities as a percentage of monitoring revenue was 85% during the six months ended June 30, 2002 compared to 84% during the six months ended June 30, 2001, respectively. Gross profit from installation and service activities increased to approximately $1.1 million during the six months ended June 30, 2002, from approximately $536,000 during the corresponding period in the prior year, which is primarily the result of better materials pricing, a lower volume of projects requiring subcontracted labor, and fewer jobs with cost overruns.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A increased by 5% to approximately $4.3 million during the six months ended June 30, 2002, compared to approximately $4.0 million during the corresponding period in the prior year. The increase in SG&A costs in the six months ended June 30, 2002 from the corresponding period in the prior year is related primarily to additional personnel required to support our increased sales activities as well as additional personnel allocated to care for our existing customers. The success of the Company is dependent on its ability to attract and retain highly qualified management, sales and service personnel. As the Company continues to expand its operations, it expects to be faced with increasing personnel requirements, and may be unable to generate sufficient revenues to offset the increasing costs associated with fulfilling these requirements.

         AMORTIZATION OF CUSTOMER ACCOUNTS. Amortization of customer accounts was approximately $2.2 million during the six months ended June 30, 2002 compared to approximately $2.3 million during the six months ended June 30, 2001, a decrease of 2%. This decrease is due primarily to a decrease in the level of cancellations for the period offset by the additional amortization expense of customer accounts purchased during 2001. Such costs are amortized over ten years, unless accounts are cancelled and not replaced by the independent alarm company from which the account was purchased, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 9% to approximately $1.4 million during the six months ended June 30, 2002, compared to approximately $1.3 million during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in the depreciation expense related to capitalized installation costs (the gross balance of which increased to approximately $14.4 million at June 30, 2002 from approximately $10.8 million at June 30, 2001). The Company expects that depreciation of capitalized installation costs will continue to increase in the future as installation services which meet the capitalization criteria are rendered to new customers. Based on our required goodwill impairment review, no amortization expense was recorded in the three months ended June 30, 2002, in accordance with the adoption of SFAS 142. Amortization expense related to goodwill in the prior year was approximately $94,000.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net decreased 41% to approximately $368,000 during the six months ended June 30, 2002, compared to approximately $621,000 during the corresponding period in the prior year. Approximately $111,000 of other income was recorded due to the accretion of a warrant during the six months ended June 30, 2002 compared to $19,000 during the corresponding period in the prior year. Interest expense on our senior credit facility was lower from period to period due to significantly lower average interest rates offset by increased borrowings. The average interest rate in the six months ended June 30, 2002 was 5.6% compared to 8.8% in the six months ended June 30, 2001. Total borrowings under our senior credit facility increased to approximately $13.4 million at June 30, 2002 from approximately $11.5 million at June 30, 2001.

         NET LOSS. The Company has never had net income and has a history of consistent and sometimes significant net losses. Net loss applicable to common stock for the six months ended June 30, 2002 was approximately $2.1 million, or $(0.24) per share, basic and diluted, compared to a net loss of approximately $0.4 million, or $(0.04) per share, basic and diluted, during the corresponding period in the prior year. The prior period net loss applicable to common stock includes an approximate $2.6 million in gain on exchange of preferred stock. Preferred stock dividends of approximately $936,000 were recorded in the six months ended June 30, 2002 compared to approximately $915,000 in the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         CAPITAL RESOURCES. On June 28, 2002, the Company entered into a $20.0 million senior credit facility ("Credit Facility") with GE Capital Funding, replacing its previously existing $20.0 million senior credit facility. The Credit Facility has an initial expiration date of July 2004, and the Company may extend the facility for up to two additional years, subject to the occurrence of certain events. Under the Credit Facility, borrowings bear interest at floating rates, either at a certain index rate plus 1 3/4% (6.50% at June 30, 2002) or, at the Company's election, LIBOR plus 3 1/4%. Under the terms of the Credit Facility, the Company is required to meet certain financial performance covenants. The Company is in compliance with all such covenants as of June 30, 2002.

         As of June 30, 2002, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business over the next twelve months. Generally, cash flow will be generated from a combination of: (i) recurring revenue from its security monitoring customer base, and (ii) the Company's $20.0 million Credit Facility. At June 30, 2002, there was $6.6 million of availability under the Credit Facility.

         LIQUIDITY. Net cash provided by operating activities during the six months ended June 30, 2002 was approximately $2.7 million. The Company incurred a net loss of approximately $1.2 million during such period. Included in such loss, however, were depreciation and amortization expense, amortization of customer accounts, and amortization of deferred financing costs totaling approximately $3.8 million, and provisions for doubtful accounts approximately $270,000. Other operating cash outflows include approximately $1.2 million related to increases in accounts receivable, inventory, prepaid expenses and other, deposits and other assets, and accounts payable and other expenses. Other operating cash inflows include approximately $1.1 million related to net increases in notes receivable and unearned revenue.

         Net cash used in investing activities was approximately $2.9 million during the six months ended June 30, 2002 and was primarily comprised of the purchase of property and equipment of approximately $65,000, the purchase of customer accounts of approximately $717,000, capitalized installation costs of approximately $1.8 million, and other of approximately $272,000 offset by the sale of property and equipment of approximately $16,000.

         Net cash provided by financing activities was approximately $72,000, during the six months ended June 30, 2002, primarily consisting of borrowings under line of credit of approximately $2.0 million reduced by repayments on debt obligations of approximately $1.4 million, and payment of cash dividends on preferred stock of approximately $574,000. As of June 30, 2002, the Company's cash balance was approximately $668,000.

         Total shareholders' deficit was approximately $2.6 million at June 30, 2002, changing by a net amount of approximately $1.7 million during the six months ended June 30, 2002. The net decrease resulted from the accrual of dividends on the Company's Series C and E Preferred Stock of approximately $574,000 and the net loss of approximately $1.2 million. The accrual of dividends on the Companies Series D Preferred Stock has no effect on the change in shareholder's deficit of the consolidated balance sheet as the company has chosen to pay this dividend in additional shares of Series D Preferred Stock which is recorded as additional paid-in capital in the shareholders' deficit section of the consolidated balance sheet.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting was held on June 21, 2002. The following number of votes were cast for the matters indicated:

1.       Election of Board of Directors

              Director                            For          Withheld
              --------                            ---          --------
              Harold Ginsburg                    6,387,743      306,694
              Richard Ginsburg                   6,418,243      276,194
              Sheilah Ginsburg                   6,680,137       14,300
              Darius G. Nevin                    6,418,243      276,194
              William Remington                  6,680,637       13,800
              Douglas T. Lake                    6,418,243      276,194
              Joel A. Cohen                      6,345,232      349,205
              David Heidecorn                    6,418,243      276,194

2. Ratification of McKean, Paul, Chrycy, Fletcher & Co. as the independent accountants for the Company for the year ending December 31, 2002.

                    For           Against       Abstain        Non-vote
                    ---           -------       -------        --------
                 6,337,208        312,811        44,418           --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

  3.1 Articles of Incorporation dated July 7, 1999 incorporated by reference to Exhibit 3(i) of the Company's Form 10-QSB filed August 13, 1999.
  3.2 Amended and Restated By-Laws of the Company dated March 2, 2000 incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB filed March 30, 2000.
  3.3 Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed with the Florida Secretary of State on March 9, 2000 incorporated by reference to Exhibit 3(iii) of the Company's Form 10-KSB filed March 30, 2000.
  3.4 Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed 0with the Secretary of State on March 30, 2001 incorporated by reference to Exhibit 3(iv) of the Company's Form 10-KSB filed April 2, 2001.
  3.5 Articles of Amendment to Articles of Incorporation of Guardian International, Inc. as filed with the Secretary of State on March 30, 2001 incorporated by reference to the Company's
               Form 8-K filed May 1, 2001.
  4.1 Specimen Stock Certificate incorporated by reference to Exhibit 4(a) of the Company's Form 10-QSB filed August 13, 1999.
 10.1 Credit Agreement dated as of June 28, 2002 among Guardian International, Inc., as Borrower, the other credit parties signatory hereto, as Credit Parties, the lenders signatory hereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent and Lender incorporated by reference to
               Exhibit 10.46 of the Company's Form 8-K filed on July 5, 2002.
 99.1* Certification by Harold Ginsburg, the Company's CEO, pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
 99.2*         Certification by Kenneth Wiesenfeld, the Company's Vice
               President of Finance, pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated Herewith

Reports on Form 8-K
-------------------

During the three months ended June 30, 2002, the Company disclosed the following information on a current report on Form 8-K:

On April 15, 2002, the Company reported one event under Item 4, Changes in Registrant's Certifying Accountant, relating to the appointment of McKean, Paul, Chrycy, Fletcher & Co. as the independent accountants of the Company for the fiscal year ending December 31, 2002, replacing Arthur Andersen LLP.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GUARDIAN INTERNATIONAL, INC.

Date: August 13, 2002


                                   By: /s/ KENNETH WIESENFELD
                                       ----------------------
                                       Kenneth Wiesenfeld
                                       Vice President of Finance (Principal
                                       Finance Officer and Principal Accounting
                                       Officer)

                                  EXHIBIT INDEX

No.                        Exhibit
---                        --------

99.1 Certification by Harold Ginsburg, the Company's CEO, pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Kenneth Wiesenfeld, the Company's Vice President of Finance, pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.