Form 10QSB
period 2002-09-30
GUARDIAN INTERNATIONAL INC
filed 2002-11-13
CIK 1013978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

         As of November 13, 2002, Guardian International, Inc. had 8,096,441 shares of Class A Voting Common Stock, par value $.001 per share, and 634,035 shares of Class B Non-Voting Common Stock, par value $.001 per share, issued and outstanding.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                               YES       NO  X
                                   ---      ---

                          GUARDIAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial  Statements

                Consolidated Balance Sheets as of September 30, 2002 and
                     December 31, 2001                                                                 1

                Consolidated Statements of Operations for the Three and Nine
                     Months Ended September 30, 2002 and 2001                                          2

                Consolidated  Statement of Changes in  Shareholders'  Deficit for the
                Nine Months Ended September 30, 2002                                                   3

                Consolidated Statements of Cash Flows for the Nine Months
                     Ended September 30, 2002 and 2001                                                 4

                Notes to Consolidated Financial Statements                                             5

Item 2.         Management's Discussion and Analysis                                                  10

Item 4.         Controls and Procedures                                                               19

PART II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                                      20

Signatures                                                                                            21

Certifications                                                                                        22

Index to Exhibits                                                                                     24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GUARDIAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                                                ------------------   -----------------
ASSETS                                                                             (UNAUDITED)
Current assets:
      Cash and cash equivalents                                                      $    552,999      $    713,204
      Accounts receivable, net of allowance for doubtful accounts
             of  $304,434 and $250,186, respectively                                    2,311,317         1,986,094
      Current portion of notes receivable                                                  81,619            96,619
      Inventories                                                                       1,136,030           931,501
      Prepaid expense and other                                                           400,486           219,758
                                                                                     ------------      ------------
             Total current assets                                                       4,482,451         3,947,176

Property and equipment, net                                                            10,692,755         9,769,146
Customer accounts, net                                                                 16,089,692        18,485,550
Goodwill and other intangible assets, net                                               1,514,750         1,531,883
Notes receivable, less current portion                                                     59,005            57,467
Deposits and other assets                                                               1,776,659         1,375,791
                                                                                     ------------      ------------
             Total assets                                                            $ 34,615,312      $ 35,167,013
                                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                          $  3,577,971      $  3,902,562
      Current portion of unearned revenue                                               2,529,238         2,380,013
      Current portion of long-term obligations                                            167,642           178,065
                                                                                     ------------      ------------
             Total current liabilities                                                  6,274,851         6,460,640
Unearned revenue, less current portion                                                  9,791,805         8,073,978
Long-term obligations, less current portion                                            13,632,251        13,065,091
                                                                                     ------------      ------------
             Total liabilities                                                         29,698,907        27,599,709
                                                                                     ------------      ------------

Commitments and contingencies (Note 7)
Redeemable cumulative preferred stock, $.001 par value
      Series C 7% preferred stock, 8,397 shares issued and outstanding, $8.4 million liquidation preference, at September 30, 2002 and
      December 31, 2001, respectively                                                   8,397,000         8,397,000
                                                                                     ------------      ------------

Shareholders' deficit:
      Preferred stock, $.001 par value, 30 million shares authorized Series D 6%
             preferred stock, 12,051 and 11,369 shares issued and outstanding,
             $12.1 million and $11.4 million liquidation preference, at
             September 30, 2002 and December 31, 2001,
             respectively                                                                      12                11
             Series E 7% preferred stock, 8,000 shares issued and
             outstanding, $8.0 million liquidation preference, at
             September 30, 2002 and December 31, 2001, respectively                             8                 8
      Class A voting common stock, $.001 par value, 100,000,000 shares
             authorized, 8,096,441 issued and outstanding                                   8,097             8,097
      Class B non-voting common stock, $.001 par value, 1,000,000 shares
             authorized, 634,035 shares issued and outstanding                                634               634
      Additional paid-in capital                                                       27,291,064        26,748,771
      Accumulated deficit                                                             (30,780,410)      (27,587,217)
                                                                                     ------------      ------------
             Total shareholders' deficit                                               (3,480,595)         (829,696)
                                                                                     ------------      ------------
             Total liabilities and shareholders' deficit                             $ 34,615,312      $ 35,167,013
                                                                                     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                               ------------------------------      ------------------------------
                                                    2002             2001              2002              2001
                                               ------------      ------------      ------------      ------------
Revenues:
     Monitoring                                $  3,545,386      $  3,302,964      $ 10,495,709      $  9,875,951
     Installation and service                     2,061,668         2,078,193         6,010,946         5,705,625
     Other revenues                                  66,442            44,382           195,623           144,742
                                               ------------      ------------      ------------      ------------
        Total revenues                            5,673,496         5,425,539        16,702,278        15,726,318
                                               ------------      ------------      ------------      ------------

Operating expenses:
     Monitoring                                     572,826           491,027         1,624,723         1,517,737
     Installation and service                     1,558,076         1,723,956         4,443,420         4,815,123
     Selling, general and administrative          2,103,553         2,027,354         6,365,289         6,071,796
     Amortization of customer accounts            1,108,661         1,188,832         3,341,738         3,475,070
     Depreciation and amortization                  700,166           685,007         2,100,617         1,969,049
                                               ------------      ------------      ------------      ------------
        Total operating expenses                  6,043,282         6,116,176        17,875,787        17,848,775
                                               ------------      ------------      ------------      ------------

        Operating loss                             (369,786)         (690,637)       (1,173,509)       (2,122,457)

Interest and other expense, net                    (248,330)         (228,116)         (616,546)         (848,617)
                                               ------------      ------------      ------------      ------------

       Net loss                                    (618,116)         (918,753)       (1,790,055)       (2,971,074)

Preferred stock dividends                          (467,707)         (457,483)       (1,403,135)       (1,372,450)
Gain on exchange of preferred stock                      --                --                --         2,594,070
                                               ------------      ------------      ------------      ------------

       Net loss applicable to
               common stock                    $ (1,085,823)     $ (1,376,236)     $ (3,193,190)     $ (1,749,454)
                                               ============      ============      ============      ============

Basic and diluted loss per common share:

Net loss                                              (0.12)            (0.16)            (0.37)            (0.20)
                                               ============      ============      ============      ============

Weighted average common shares outstanding        8,730,476         8,730,476         8,730,476         8,730,476
                                               ============      ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                          GUARDIAN INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                               Preferred Stock              Preferred Stock               Common Stock
                                                  Series D                     Series E                      Class A
                                           Shares         Amount         Shares         Amount         Shares         Amount
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001                  11,369   $         11          8,000   $          8      8,096,441   $      8,097

   Series C preferred dividends                   --             --             --             --             --             --
   Issuance and accrual of additional
      Series D preferred shares as
      dividends                                  682              1             --             --             --             --
   Series E preferred dividends                   --             --             --             --             --             --
   Net loss                                       --             --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at  September 30, 2002                12,051   $         12          8,000   $          8      8,096,441   $      8,097
                                        ============   ============   ============   ============   ============   ============
[RESTUBBED]

                                                Common Stock            Additional
                                                   Class B               Paid-in       Accumulated
                                           Shares           Amount        Capital        Deficit          Total
                                         ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2001                  634,035   $        634     26,748,771   $(27,587,217)   $   (829,696)

   Series C preferred dividends                    --             --             --       (440,845)       (440,845)
   Issuance and accrual of additional
      Series D preferred shares as
      dividends                                    --             --        542,293       (542,293)              1
   Series E preferred dividends                    --             --             --       (420,000)       (420,000)
   Net loss                                        --             --             --     (1,790,055)     (1,790,055)
                                         ------------   ------------   ------------   ------------    ------------
Balance at  September 30, 2002                634,035   $        634   $ 27,291,064   $(30,780,410)   $ (3,480,595)
                                         ============   ============   ============   ============    ============

The accompanying notes are an integral part of this consolidated financial statement.

                          GUARDIAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                                   2002          2001
                                                               -----------    -----------
Cash Flows from Operating Activities:
     Net loss                                                  $(1,790,055)   $(2,971,074)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
            Gain on sale of property and equipment                  (3,079)            --
            Depreciation and amortization                        2,100,617      1,969,049
            Amortization of customer accounts                    3,341,738      3,475,070
            Amortization of deferred financing costs               173,802        118,333
            Provision for doubtful accounts                        440,362        423,708
            Provision for inventory losses                              --         39,000
     Changes in assets and liabilities:
            Accounts receivable                                   (767,123)      (700,520)
            Inventory                                             (204,529)         1,747
            Prepaid expenses and other                            (180,728)      (146,158)
            Notes receivable                                        15,000             --
            Deposits and other assets                             (203,998)       (67,491)
            Accounts payable and accrued expenses                 (474,930)      (213,107)
            Unearned revenue                                     1,844,848      1,295,610
                                                               -----------    -----------
            Net cash provided by operating activities            4,291,925      3,224,167
                                                               -----------    -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                           (162,481)      (385,169)
     Purchase of customer accounts                                (773,339)       (49,777)
     Sale of property and equipment                                 16,500             --
     Capitalized installation costs                             (2,875,164)    (2,595,456)
     Other                                                         (66,332)      (288,389)
                                                               -----------    -----------
            Net cash used in investing activities               (3,860,816)    (3,318,791)
                                                               -----------    -----------

Cash Flows from Financing Activities:
     Debt financing costs                                         (287,207)      (138,880)
     Payments on debt obligations                               (1,537,521)    (2,119,559)
     Borrowings under line of credit                             2,094,258      2,938,484
     Equity issuance costs                                              --        (69,930)
     Payment of cash dividends                                    (860,844)      (860,844)
                                                               -----------    -----------
            Net cash used in financing activities                 (591,314)      (250,729)
                                                               -----------    -----------

            Net decrease in cash and cash equivalents             (160,205)      (345,353)

Cash and cash equivalents, beginning of period                     713,204        722,525
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $   552,999    $   377,222
                                                               ===========    ===========

Supplemental disclosure:
     Interest paid                                             $   671,233    $   911,207
                                                               ===========    ===========
                                                               $        --    $        --
                                                               ===========    ===========
Non-cash investing and financing activities:

     Retirement of Series C Preferred Stock                    $        --    $ 8,000,000
                                                               ===========    ===========
     Issuance of Series E Preferred Stock                      $        --    $ 5,336,000
                                                               ===========    ===========
     Preferred stock dividends                                 $   542,293    $ 1,155,130
                                                               ===========    ===========
     Contract holdbacks for purchased accounts                 $   172,493    $     7,348
                                                               ===========    ===========
     Contract holdbacks applied against accounts written off   $    20,914    $    67,963
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

     Service Revenue. Customers are billed for maintenance service, often in conjunction with monitoring services, primarily on a monthly or quarterly basis in advance of the period in which such services are provided. Unearned revenues result from billings in advance of performance of maintenance services. Contracts for maintenance services are generally for an initial non-cancelable term of three to five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis. Additional revenue is generated from services rendered by the Company to customers without such contracts who request maintenance and repair services. This service revenue is recognized when the service is completed.

     Cost Accounting
     ---------------
     All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred installation revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. To the extent such costs exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term, the excess is expensed as installation and operating expense in the period in which the installation is completed. Capitalized installation costs, to the extent of deferred installation revenue, are expensed over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. Capitalized installation costs in excess of deferred installation revenues, but which are less than the expected margin from monitoring services during the initial service contract term, are expensed over the initial term of the service agreement. Capitalized materials and direct labor costs, which are included in property and equipment, net totaling approximately $9.4 million at September 30, 2002, are expensed as depreciation; capitalized commissions, which are included in deposits and other assets totaling approximately $1.4 million at September 30, 2002, are expensed as installation and service operating expense. When a customer to whom we are providing monitored services cancels the service, any capitalized cost balance is recognized in the period in which the cancellation occurs.

     Comprehensive Loss
     ------------------
     The Company has no comprehensive loss components for the three and nine months ended September 30, 2002 and 2001, therefore, comprehensive loss is the same as net loss for all periods.

     Reclassifications
     -----------------
     Certain 2001 amounts in the consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.   CUSTOMER ACCOUNTS, NET

     The following is an analysis of the changes in customer accounts, net:

                                                          Nine Months          Nine Months
                                                             Ended                Ended
                                                      September 30, 2002    September 30, 2001
                                                      ------------------    -------------------
     Balance, beginning of period                       $ 18,485,550          $ 22,381,795
           Purchase of customer accounts from dealers        966,794                57,538
           Charges against contract holdbacks                (20,914)              (67,963)
           Amortization of customer accounts              (3,341,738)           (3,475,070)
                                                        ------------          ------------
     Balance, end of period                             $ 16,089,692          $ 18,896,300
                                                        ============          ============

     In conjunction with certain purchases of customer accounts, the Company withholds a portion of the price as a credit to offset qualifying attrition of these purchased customer accounts and for purchase price settlements of assets acquired and liabilities assumed. The Company had a total balance withheld of approximately $342,000 and $44,000 at September 30, 2002 and September 30, 2001, respectively, as contract holdbacks in connection with the purchase of customer accounts which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets, net, consist of the following:

                                   Amortization         September 30,        December 31,
                                 Period in years            2002                 2001
                                 -----------------      ------------        --------------
     Goodwill                                           $ 2,278,902          $ 2,409,443
     Deferred financing costs           2                   287,207              275,000
                                                        -----------          -----------
                                                          2,566,109            2,684,443
     Accumulated amortization                            (1,051,359)          (1,152,560)
                                                        -----------          -----------
                                                        $ 1,514,750          $ 1,531,883
                                                        ===========          ===========

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

     The following table reflects the Company's results for the three and nine months ended September 30, 2001, calculated using the new accounting treatment discussed above, compared to the Company's results for the three and nine months ended September 30, 2002.

                                             Three months ended September 30,         Nine months ended September 30,
                                            ----------------------------------      ----------------------------------
                                                 2002               2001                2002                2001
                                            -------------       -------------       -------------       -------------
     Reported net loss applicable to
     common stock                           $  (1,085,823)      $  (1,376,236)      $  (3,193,190)      $  (1,749,454)
     Add back:  Goodwill amortization                  --              46,850                  --             140,549
                                            -------------       -------------       -------------       -------------
     Adjusted net loss                      $  (1,085,823)      $  (1,329,386)      $  (3,193,190)      $  (1,608,905)
                                            =============       =============       =============       =============

     Basic and diluted loss per share:
     Reported net loss                              (0.12)              (0.16)              (0.37)              (0.20)
     Add back:  Goodwill amortization                  --                0.01                  --                0.02
                                            -------------       -------------       -------------       -------------
     Adjusted net loss                              (0.12)              (0.15)              (0.37)              (0.18)
                                            =============       =============       =============       =============

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                           September 30,       December 31,
                                              2002                 2001
                                           ----------           ----------

     Trade accounts payable                $1,098,735           $  908,579
     Contract holdbacks                       342,029              198,862
     Preferred dividends payable              286,944              286,944
     Customer deposits                        661,126              962,450
     Accrued expenses                       1,189,137            1,545,727
                                           ----------           ----------
                                           $3,577,971           $3,902,562
                                           ==========           ==========

5.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                  September 30, 2002    December 31, 2001
                                                  ------------------    ------------------
     Credit facility with financial institution      $ 13,344,486           $ 12,672,515
     Capital lease obligations                            234,290                265,465
     Equipment notes payable and other                    221,117                305,176
                                                     ------------           ------------
                                                       13,799,893             13,243,156
     Less : current portion                              (167,642)              (178,065)
                                                     ------------           ------------
                                                     $ 13,632,251           $ 13,065,091
                                                     ============           ============

     On June 28, 2002, the Company entered into a new $20.0 million senior credit facility ("Credit Facility"), replacing its previously existing $20.0 million senior credit facility. The Credit Facility has an initial expiration date of July 2004, and the Company may extend the facility for up to two additional years, subject to the occurrence of certain events. Under the Credit Facility, borrowings bear interest at floating rates, either at a certain index rate plus 1 3/4% (6.50% at September 30, 2002) or, at the Company's election, LIBOR plus 3 1/4%. Under the terms of the Credit Facility, the Company is required to meet certain financial performance covenants. The Company was in compliance with all such covenants as of September 30, 2002. At September 30, 2002, $6.7 million was available under the Credit Facility.

6.   EQUITY TRANSACTIONS

     On April 16, 2001, Richard Ginsburg, then president and chief executive officer of the Company, was named chief executive officer and a member of the Board of Directors of Protection One, Inc. ("Protection One"), an 87.9%-owned subsidiary of Westar Energy, Inc. ("Westar Energy").

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

     Protection One also granted the Company a warrant to purchase 250,000 shares of Protection One's common stock at an exercise price of $1.31 per share. The warrant vests one-third annually over three years and has a ten-year term. This warrant and the related gain are being recorded ratably over the vesting period as non-operating other income based on the variable valuation of the warrant using the Black Scholes model at each quarter-end. As a result of this transaction, other income of approximately $150,000 and approximately $67,000 was recorded in the nine months ended September 30, 2002 and 2001, respectively.

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

         The majority of the Company's revenue is derived from recurring payments received for the monitoring and maintenance of security and fire alarm systems, pursuant to contracts with initial terms typically ranging from three to five years. Additional revenue is generated from services rendered by the Company to customers without such contracts who request maintenance and repair services. Historically, monitoring revenues have generated higher gross profit margins than revenues derived from maintenance and service activities. Both monitoring, maintenance and service revenues are recognized as the service is provided. Unearned revenues result from billings in advance of performance of monitoring and maintenance services. Contracts for monitoring services are generally for an initial non-cancelable term of three to five years with automatic renewal on an annual basis thereafter, unless terminated by either party. A substantial number of contracts are on an automatic renewal basis.

         Installation revenues produce lower gross profit margins than those generated by monitoring revenues, but they are an integral component of the Company's ability to retain and establish new monitoring and maintenance customers. On installations for which the Company retains title to the electronic security systems or provides monitoring services subsequent to the installation, the installation revenue is deferred, classified as unearned revenue on the Company's consolidated balance sheet, and then recognized over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. All other installation revenues are recognized in the period in which the installation is completed. All direct installation costs, which include materials, direct labor and commissions, related to installations that result in deferred installation revenue, are capitalized on an agreement-by-agreement basis to the extent such costs do not exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term. To the extent such costs exceed the total of deferred installation revenue and expected margin from monitoring services during the initial service contract term, the excess is expensed as installation and operating expense in the period the installation is completed. Capitalized installation costs, to the extent of deferred installation revenues, are expensed over the longer of the term of the service agreement or the estimated eight-year life of the customer relationship. Capitalized costs in excess of deferred revenues, but which are less than the expected margin from monitoring services during the initial service contract term, are expensed over the initial term of the service agreement. Capitalized materials and direct labor costs, which are included in property and equipment, net totaling approximately $9.4 million at September 30, 2002, are expensed as depreciation; capitalized commissions, which are included in deposits and other assets totaling approximately $1.4 million at September 30, 2002, are expensed as installation and service operating expense. When a customer to whom we are providing monitored services cancels the service, any unearned revenue balance and the associated capitalized cost balance are recognized in the period in which the cancellation occurs.

           Purchased contracts, which are identified as customer accounts, net on the consolidated balance sheet, are reflected at cost. The cost of purchased accounts is based on the estimated fair value at the date of purchase. The cost of customer accounts is capitalized and amortized on a straight-line basis over an estimated useful life of ten years. For those accounts which cancel during the amortization period, an estimate of the remaining carrying value of the accounts is expensed in the period in which the accounts cancel. It is the Company's policy to perform periodic evaluations of purchased customer account attrition and, if necessary, to adjust the remaining useful lives. The Company periodically estimates future cash flows from customer accounts to determine whether any impairment has occurred. If the estimated future cash flows are less than their unamortized cost, an impairment charge is recorded for the amount that the unamortized cost of customer accounts exceeds their estimated fair value. Based on the current balance in customer accounts, net, and our historic rate of amortization expense, the majority of this asset will be fully amortized within the next four years.

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

         The following table provides a calculation of EBITDA for the three and nine months ended September 30, 2002 and 2001:

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                   -----------------------------       -----------------------------
                                                       2002              2001              2002              2001
                                                   -----------       -----------       -----------       -----------
     Net loss                                      $  (618,116)      $  (918,753)      $(1,790,055)      $(2,971,074)
     Plus :
            Amortization of customer accounts        1,108,661         1,188,832         3,341,738         3,475,070
            Depreciation and amortization              700,166           685,007         2,100,617         1,969,049
            Interest and other expense, net            248,330           228,116           616,546           848,617
                                                   -----------       -----------       -----------       -----------
                   EBITDA                          $ 1,439,041       $ 1,183,202       $ 4,268,846       $ 3,321,662
                                                   ===========       ===========       ===========       ===========

         Recurring Monthly Revenue ("RMR"). RMR is revenue that the Company is entitled to receive under monitoring and maintenance service contracts in effect at the end of the period. Because the Company has grown rapidly, often by acquiring security alarm companies and portfolios of customer accounts which are included in revenues only from the date of purchase, the Company's revenues are not proportional to the level of its investment of capital reported to the end of the period upon which a return must be earned. Management believes RMR enhances an investor's understanding of the Company's financial condition, results of operations and cash flows because it provides a measure of the Company's revenue that can be used to derive estimated annual revenues acquired in purchases for a full year of operations. As a result, RMR can be compared to the level of investment in the statement of financial condition at the end of the period. By comparing RMR to cash, debt and equity balances at the end of a period, an investor can assess the Company's investment track record. Further, management believes an investor's consideration of RMR relative to the Company's customer base helps identify trends in RMR per customer. RMR does not measure profitability or performance, and does not include any allowance for future losses of customers or allowance for doubtful accounts. The Company does not have sufficient information as to the losses of purchased customers accounts to predict with absolute certainty the amount of acquired RMR that will be realized in future periods or the impact of the loss of acquired accounts on our overall rate of customer loss. Our computation of RMR may not be comparable to other similarly titled measures of other companies and RMR should not be viewed by investors as an alternative to actual monthly revenue as determined in accordance with accounting principles generally accepted in the United States. RMR at September 30, 2002 and 2001 was approximately $1,220,000 and $1,135,000, respectively.

         RMR Attrition. The Company experiences customer cancellations, which are commonly referred to as attrition, for monitoring and maintenance services as a result of customer relocation, unfavorable economic conditions and other reasons. This attrition is offset by revenues from the sale of services to new customers, the sale of additional services to existing customers, periodic price increases, the reconnection of premises previously occupied by customers, the conversion of accounts previously monitored by other alarm companies and the replacement of lost accounts by the sellers of accounts covered under guarantees. The Company defines RMR attrition numerically for a particular period as a quotient. The numerator of this quotient is equal to the difference between gross RMR lost as the result of canceled customer accounts and RMR lost that was replaced pursuant to guarantees from sellers of accounts purchased by the Company, replaced by periodic price increases, and replaced by the reconnection of premises previously occupied by customers. The denominator of this quotient is the average RMR for such period. RMR attrition for the Company was under 10% for the twelve months ended September 30, 2002 and 2001.

CONSOLIDATED STATEMENT OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                               FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS
                                                      SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   -----------------         ------------------
                                                    2002        2001          2002         2001
                                                   -----        -----        -----        -----
Revenues:
        Monitoring                                  62.5%        60.9%        62.8%        62.8%
        Installation and service                    36.3         38.3         36.0         36.3
        Other revenues                               1.2          0.8          1.2          0.9
                                                   -----        -----        -----        -----
                 Total revenues                    100.0        100.0        100.0        100.0

Operating expenses:
        Monitoring                                  10.1          9.1          9.7          9.7
        Installation and service                    27.5         31.8         26.6         30.6
        Selling, general and administrative         37.1         37.4         38.1         38.6
        Amortization of customer accounts           19.5         21.9         20.0         22.1
        Depreciation and amortization               12.3         12.6         12.6         12.5
                                                   -----        -----        -----        -----
                 Total operating expenses          106.5        112.8        107.0        113.5

Interest and other expense, net                      4.4          4.2          3.7          5.4
                                                   -----        -----        -----        -----

Net loss                                           (10.9)%      (17.0)%      (10.7)%      (18.9)%
                                                   =====        =====        =====        =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenue. Total revenues were approximately $5.7 million for the three months ended September 30, 2002 and approximately $5.4 million for the three months ended September 30, 2001, which represents an increase of 5%. Monitoring revenues increased by 7% to approximately $3.5 million during the three months ended September 30, 2002, from approximately $3.3 million during the three months ended September 30, 2001. The increase in monitoring revenues compared to the prior year's period is attributable to monitoring agreements that are continuously purchased from independent alarm dealers as well as monitoring agreements that are signed in conjunction with the Company's installation activities. Installation and service revenues were approximately $2.1 million during both the three months ended September 30, 2002 and 2001. The Company experienced increases in installation activity in the Company's Florida and New York installation business units but these increases were offset with larger amounts of installation revenue deferred from current installation activities during the three months ended September 30, 2002 compared to the prior period.

         Monitoring, Installation and Service. Monitoring, installation and service expenses for the three months ended September 30, 2002 decreased 4% to approximately $2.1 million, compared to approximately $2.2 million during the corresponding period in the prior year. Monitoring expenses increased 17% to approximately $573,000 compared to approximately $491,000 during the corresponding period in the prior year. Monitoring expenses as a percentage of monitoring revenues were 16% for the three months ended September 30, 2002 compared to 15% for the three months ended September 30, 2001. Installation and service costs during the three months ended September 30, 2002 decreased by 10% to approximately $1.6 million, compared to approximately $1.7 million during the corresponding period in the prior year. The decrease is due to the completion of projects with higher levels of gross profit, a reduction in the use of subcontractors for installation activity, the Company's overall efforts to reduce costs, as well as larger amounts of installation costs deferred from current installation activities during the three months ended September 30, 2002 compared to the prior period.

         Gross profit, defined as total monitoring, installation, and service revenues less monitoring, installation and service costs, increased by 10% to approximately $3.5 million during the three months ended September 30, 2002, compared to approximately $3.2 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 6% to approximately $3.0 million during the three months ended September 30, 2002, compared to approximately $2.8 million during the corresponding period in the prior year. The increase in gross profit from monitoring activities is attributable to the increase of monitored accounts from internal installation activities and the purchase of monitored accounts for which the incremental costs to monitor are minimal. Gross profit from monitoring activities as a percentage of monitoring revenue was 84% during the three months ended September 30, 2002 compared to 85% for the three months ended September 30, 2001. Gross profit from installation and service activities increased to approximately $504,000 during the three months ended September 30, 2002, from approximately $354,000 during the corresponding period in the prior year, which is primarily the result of better materials pricing, a lower volume of projects requiring subcontracted labor, and fewer jobs with cost overruns.

         Selling, General and Administrative ("SG&A"). SG&A increased by 4% to approximately $2.1 million during the three months ended September 30, 2002, compared to approximately $2.0 million during the corresponding period in the prior year. The increase in SG&A costs in the three months ended September 30, 2002 from the corresponding period in the prior year is related primarily to additional personnel required to support our increased sales activities as well as additional personnel allocated to care for our existing customers. The success of the Company is dependent on its ability to attract and retain highly qualified management, sales and service personnel. As the Company continues to expand its operations, it expects to be faced with increasing personnel requirements, and may be unable to generate sufficient revenues to offset the increasing costs associated with fulfilling these requirements.

         Amortization of Customer Accounts. Amortization of customer accounts was approximately $1.1 million during the three months ended September 30, 2002 compared to approximately $1.2 million during the three months ended September 30, 2001, a decrease of 7%. This decrease is due primarily to a decrease in the level of cancellations for the period offset in part by the additional amortization expense of customer accounts purchased within the past twelve months. Such costs are amortized over ten years, unless accounts are cancelled and not replaced by the independent alarm company from which the account was purchased, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense.

         Depreciation and Amortization. Depreciation and amortization increased by 2% to approximately $700,000 during the three months ended September 30, 2002, compared to approximately $685,000 during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in the depreciation expense related to capitalized installation costs (the gross balance of which increased to approximately $15.4 million at September 30, 2002 from approximately $11.6 million at September 30, 2001). The Company expects that the depreciation of capitalized installation costs will continue to increase in the future as installation services which meet the capitalization criteria are rendered to new customers. Based on our required goodwill impairment review, no amortization expense was recorded in the three months ended September 30, 2002, in accordance with the adoption of SFAS 142. Amortization expense related to goodwill in the prior year was approximately $47,000.

         Interest and Other Expense, Net. Interest and other expense, net increased 9% to approximately $248,000 during the three months ended September 30, 2002, compared to approximately $228,000 during the corresponding period in the prior year. The increase is due to the Company recording income taxes related to the state of New York for approximately $53,000 in the three months ended September 30, 2002. Although the Company increased borrowings under its senior credit facility, interest expense on our senior credit facility was lower from period to period due to significantly lower average interest rates. The average interest rate in the three months ended September 30, 2002 was 5.4% compared to 7.5% in the three months ended September 30, 2001. Total borrowings under our senior credit facility increased to approximately $13.3 million at September 30, 2002 from approximately $12.4 million at September 30, 2001.

         Net Loss. The Company has never had net income and has a history of consistent and sometimes significant net losses. Net loss applicable to common stock for the three months ended September 30, 2002 was approximately $1.1 million or $(0.12) per share, basic and diluted, compared to a net loss of approximately $1.4 million, or $(0.16) per share, basic and diluted, during the corresponding period in the prior year. Preferred stock dividends of approximately $467,000 were recorded in the three months ended September 30, 2002 compared to approximately $457,000 in the three months ended September 30, 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenue. Total revenues were approximately $16.7 million for the nine months ended September 30, 2002 and approximately $15.7 million for the nine months ended September 30, 2001, which represents an increase of 6%. Monitoring revenues increased by 6% to approximately $10.5 million during the nine months ended September 30, 2002, from approximately $9.9 million during the nine months ended September 30, 2001. The increase in monitoring revenues compared to the prior year's period is attributable to monitoring agreements that are continuously purchased from independent alarm dealers as well as monitoring agreements that are signed in conjunction with the Company's installation activities. Installation and service revenues were approximately $6.0 million during the nine months ended September 30, 2002, compared to approximately $5.7 million during the nine months ended September 30, 2001, which represents an increase of 5%. The increase in our installation and service revenues is a result of increased installation activity in the Company's Florida and New York installation business units offset with larger amounts of installation revenue deferred from current installation activities during the nine months ended September 30, 2002 compared to the prior period.

         Monitoring, Installation and Service. Monitoring, installation and service expenses for the nine months ended September 30, 2002 decreased 4% to approximately $6.1 million, compared to approximately $6.3 million during the corresponding period in the prior year. Monitoring expenses increased 7% to approximately $1.6 million compared to approximately $1.5 million during the corresponding period in the prior year. Monitoring expenses as a percentage of monitoring revenues were 15% for both the nine months ended September 30, 2002 and 2001. Installation and service costs during the nine months ended September 30, 2002 decreased by 8% to approximately $4.4 million, compared to approximately $4.8 million during the corresponding period in the prior year. The decrease is due to the completion of projects with higher levels of gross profit, a reduction in the use of subcontractors for installation activity, the Company's overall efforts to reduce costs, as well as larger amounts of installation costs deferred from current installation activities during the nine months ended September 30, 2002 compared to the prior period.

         Gross profit, defined as total monitoring, installation and service revenues less monitoring, installation and service costs, increased by 13% to approximately $10.4 million during the nine months ended September 30, 2002, compared to approximately $9.2 million during the corresponding period in the prior year. Gross profit from monitoring revenues increased by 6% to approximately $8.9 million during the nine months ended September 30, 2002, compared to approximately $8.4 million during the corresponding period in the prior year. The increase in gross profit from monitoring activities is attributable to the increase of monitored accounts from internal installation activities and the purchase of monitored accounts for which the incremental costs to monitor are minimal. Gross profit from monitoring activities as a percentage of monitoring revenue was 85% during both the nine months ended September 30, 2002 and 2001, respectively. Gross profit from installation and service activities increased to approximately $1.6 million during the nine months ended September 30, 2002, from approximately $891,000 during the corresponding period in the prior year, which is primarily the result of better materials pricing, a lower volume of projects requiring subcontracted labor, and fewer jobs with cost overruns.

         Selling, General and Administrative ("SG&A"). SG&A increased by 5% to approximately $6.4 million during the nine months ended September 30, 2002, compared to approximately $6.1 million during the corresponding period in the prior year. The increase in SG&A costs in the nine months ended September 30, 2002 from the corresponding period in the prior year is related primarily to additional personnel required to support our increased sales activities as well as additional personnel allocated to care for our existing customers. The success of the Company is dependent on its ability to attract and retain highly qualified management, sales and service personnel. As the Company continues to expand its operations, it expects to be faced with increasing personnel requirements, and may be unable to generate sufficient revenues to offset the increasing costs associated with fulfilling these requirements.

         Amortization of Customer Accounts. Amortization of customer accounts was approximately $3.3 million during the nine months ended September 30, 2002 compared to approximately $3.5 million during the nine months ended September 30, 2001, a decrease of 4%. This decrease is due primarily to a decrease in the level of cancellations for the period offset in part by the additional amortization expense of customer accounts purchased during the previous 12 months. Such costs are amortized over ten years, unless accounts are cancelled and not replaced by the independent alarm company from which the account was purchased, or otherwise, in which case an estimate of the remaining unamortized balance is written off as a charge to amortization expense.

         Depreciation and Amortization. Depreciation and amortization increased by 7% to approximately $2.1 million during the nine months ended September 30, 2002, compared to approximately $2.0 million during the corresponding period in the prior year. The increase in depreciation and amortization is primarily due to growth in the depreciation expense related to capitalized installation costs (the gross balance of which increased to approximately $15.4 million at September 30, 2002 from approximately $14.5 million at September 30, 2001). The Company expects that depreciation of capitalized installation costs will continue to increase in the future as installation services which meet the capitalization criteria are rendered to new customers. Based on our required goodwill impairment review, no amortization expense was recorded in the nine months ended September 30, 2002, in accordance with the adoption of SFAS 142. Amortization expense related to goodwill in the prior year was approximately $141,000.

         Interest and Other Expense, Net. Interest and other expense, net decreased 27% to approximately $617,000 during the nine months ended September 30, 2002, compared to approximately $849,000 during the corresponding period in the prior year. Approximately $150,000 of other income was recorded due to the accretion of a warrant during the nine months ended September 30, 2002 compared to $67,000 during the corresponding period in the prior year. Interest expense on our senior credit facility was lower from period to period due to significantly lower average interest rates offset by increased borrowings. The average interest rate in the nine months ended September 30, 2002 was 5.5% compared to 8.4% in the nine months ended September 30, 2001. Total borrowings under our senior credit facility increased to approximately $13.3 million at September 30, 2002 from approximately $12.4 million at September 30, 2001.

         Net Loss. The Company has never had net income and has a history of consistent and sometimes significant net losses. Net loss applicable to common stock for the nine months ended September 30, 2002 was approximately $3.2 million, or $(0.37) per share, basic and diluted, compared to a net loss applicable to common stock of approximately $1.7 million, or $(0.20) per share, basic and diluted, during the corresponding period in the prior year. The prior period net loss applicable to common stock includes an approximate $2.6 million in gain on exchange of preferred stock. Preferred stock dividends of approximately $1.4 million were recorded in both the nine months ended September 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Capital Resources. On June 28, 2002, the Company entered into a new $20.0 million senior credit facility ("Credit Facility"), replacing its previously existing $20.0 million senior credit facility. The Credit Facility has an initial expiration date of July 2004, and the Company may extend the facility for up to two additional years, subject to the occurrence of certain events. Under the Credit Facility, borrowings bear interest at floating rates, either at a certain index rate plus 1 3/4% (6.50% at September 30, 2002) or, at the Company's election, LIBOR plus 3 1/4%. Under the terms of the Credit Facility, the Company is required to meet certain financial performance covenants. The Company was in compliance with all such covenants as of September 30, 2002.

         As of September 30, 2002, the Company believes it will maintain the ability to generate sufficient cash to fund future operations of the business over the next twelve months. Generally, cash flow will be generated from a combination of: (i) recurring revenue from its security monitoring customer base, and (ii) the Company's $20.0 million Credit Facility. At September 30, 2002, there was $6.7 million of availability under the Credit Facility.

         Liquidity. Net cash provided by operating activities during the nine months ended September 30, 2002 was approximately $4.3 million. The Company incurred a net loss of approximately $1.8 million during such period. Included in such loss, however, were depreciation and amortization expense, amortization of customer accounts, and amortization of deferred financing costs totaling approximately $5.6 million, and provisions for doubtful accounts approximately

$440,000. Other operating cash outflows include approximately $1.8 million related to increases in accounts receivable, inventory, prepaid expenses and other, deposits and other assets, and accounts payable and other expenses. Other operating cash inflows include approximately $1.9 million related to net increases in notes receivable and unearned revenue.

         Net cash used in investing activities was approximately $3.9 million during the nine months ended September 30, 2002 and was primarily comprised of the purchase of property and equipment of approximately $162,000, the purchase of customer accounts of approximately $773,000, capitalized installation costs of approximately $2.9 million, and other of approximately $66,000 offset in part by the sale of property and equipment of approximately $17,000.

         Net cash used in financing activities was approximately $591,000 during the nine months ended September 30, 2002, primarily consisting of borrowings under line of credit of approximately $2.1 million reduced by repayments on debt obligations of approximately $1.5 million, debt financing costs of approximately $287,000, and payment of cash dividends on preferred stock of approximately $861,000. As of September 30, 2002, the Company's cash balance was approximately $553,000.

         Total shareholders' deficit was approximately $3.4 million at September 30, 2002, changing by a net amount of approximately $2.7 million during the nine months ended September 30, 2002. The increase in shareholders' deficit resulted from the accrual of dividends on the Company's Series C and E Preferred Stock of approximately $861,000 and the net loss of approximately $1.8 million. The accrual of dividends on the Companies Series D Preferred Stock has no effect on the change in shareholder's deficit of the consolidated balance sheet as the company has chosen to pay this dividend in additional shares of Series D Preferred Stock which is recorded as additional paid-in capital in the shareholders' deficit section of the consolidated balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

         Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-Q that our disclosure controls and procedures under Rule 13a-14 of the Securities and Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

         Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                           PART II - OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

99.1* Certification by Harold Ginsburg, the Company's CEO, pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification by Kenneth Wiesenfeld, the Company's Vice President of Finance, pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herewith



Reports on Form 8-K
-------------------

During the three months ended September 30, 2002, the Company disclosed the following information on a current report on Form 8-K:

On July 5, 2002, the Company reported one event under Item 5, the Company announced a new senior credit facility with General Electric Capital Corporation.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GUARDIAN INTERNATIONAL, INC.

Date:  November 13, 2002


                                      By: /s/ KENNETH WIESENFELD
                                          ------------------------------------
                                          Kenneth Wiesenfeld
                                          Vice President of Finance (Principal
                                          Finance Officer and Principal
                                          Accounting Officer)

                                  CERTIFICATION

I, Harold Ginsburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Guardian International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                    /s/ HAROLD GINSBURG
                                    -------------------------------------
                                    President and Chief Executive Officer

                                  CERTIFICATION

I, Kenneth Wiesenfeld, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Guardian International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                            /s/ KENNETH WIESENFELD
                                            ---------------------------------
                                            Vice President of Finance
                                            (Principal Finance Officer and
                                            Principal Accounting Officer)

                                  EXHIBIT INDEX

No.      Exhibit
---      -------

99.1 Certification by Harold Ginsburg, the Company's CEO, pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Kenneth Wiesenfeld, the Company's Vice President of Finance, pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.